Form 10QSB
period 2001-09-30
AVATAR SYSTEMS INC
filed 2001-11-14
CIK 707063

================================================================================
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2001

                                       Or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-32925

                              AVATAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

             Texas                                         75-2796037
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                5728 LBJ Freeway, Suite 270, Dallas, Texas 75240
              (Address of principal executive offices and zip code)


                                 (972) 720-1800
              (Registrant's telephone number, including area code)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


             Class                                 Number of shares outstanding
                                                      at September 30, 2001


 Common stock,  $0.001 par value                             8,695,652


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

________________________________________________________________________________

================================================================================

                                      INDEX

PART I.    FINANCIAL INFORMATION...............................................1

      Item 1.  Financial Statements............................................1

                Condensed Balance Sheets.......................................1

                Condensed Statements of Income.................................3

                Condensed  Statements of Cash Flows............................6

                Notes to the Financial Statements..............................8

      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................9

PART II.    OTHER INFORMATION.................................................12

      Item 1.  Legal Proceedings..............................................12

      Item 2.  Changes in Securities and Use of Proceeds......................12

      Item 3.  Defaults Upon Senior Securities................................12

      Item 4.  Submission of Matters to a Vote of Security Holders............12

      Item 5.  Other Information..............................................12

      Item 6.  Exhibits and Reports on Form 8-K...............................12

      Signatures..............................................................13


                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              AVATAR SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS



                                                           September 30, 2001     December 31, 2000
--------------------------------------------------------- -------------------   -------------------
                                                               (unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                $           501,380   $           933,007
 Accounts receivable, net                                             230,142               126,618
 Inventory                                                             20,805                45,387
 Prepaid expenses                                                      38,532                 6,030
 Net assets of discontinued ecommerce subsidiary                       75,600                  --
 Deferred income taxes                                                 72,121                72,121
                                                          -------------------   -------------------
   Total current assets                                               938,580             1,183,163
                                                          -------------------   -------------------
Property and Equipment - at cost, net                                 138,436               130,204
Purchased Software, net                                               494,416               539,248
Software Development Costs, net                                     1,090,537               972,637

Other Assets                                                          231,949               557,087
                                                          -------------------   -------------------
   Total assets                                           $         2,893,918   $         3,382,339
                                                          ===================   ===================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                     $            89,222   $           187,037
 Accounts payable                                                     199,742               145,053
 Accrued expense                                                       68,081               115,386
 Deferred revenues                                                    242,440               640,880
                                                          -------------------   -------------------
   Total current liabilities                                          599,485             1,088,356
                                                          -------------------   -------------------
Deferred income taxes                                                 128,246               112,797

Long-term debt, less current maturities:                                8,216                53,203
                                                          -------------------   -------------------
   Total liabilities                                                  735,947             1,254,356
                                                          -------------------   -------------------



The accompanying notes are an integral part of these condensed financial statements.



                                                                  September 30, 2001     December 31, 2000
---------------------------------------------------------------- -------------------   -------------------
                                                                      (unaudited)
Stockholders' equity:
 Common stock, $0.001 par value; 30,000,000 shares authorized
  8,695,652 shares authorized, issued and outstanding                           8,696                 8,696
 Additional paid-in capital                                                 1,999,478             1,999,478
 Retained earnings                                                            149,797               119,809
                                                                  -------------------   -------------------
   Total stockholders' equity                                               2,157,971             2,127,983
                                                                  -------------------   -------------------
   Total liabilities and stockholders' equity                     $         2,893,918   $         3,382,339
                                                                  ===================   ===================

===========================================================================================================











The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME

                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                         ---------------------------------   -------------------------------
                                                 2001              2000             2001             2000
                                                    (unaudited)

Revenues:
 Software                                $       267,722   $        48,404   $      626,260   $       76,003
 Maintenance                                     269,426           190,422          778,775          601,345
 Professional services                            62,316           117,354          317,893          299,453
 Hardware                                         58,434            18,147          126,578          225,855
                                         ---------------   ---------------   --------------   --------------
    Net revenues                                 657,898           374,327        1,849,506        1,202,656

Cost of revenues:
 Software                                         44,761            19,112          105,443           38,002
 Maintenance                                      82,263            76,937          241,806          186,045
 Professional services                            20,772            26,730          109,289          155,329
 Hardware                                         48,889            18,025          107,514          196,911
                                         ---------------   ---------------   --------------   --------------
     Total cost of revenues                      196,685           140,804          564,052          576,287
                                         ---------------   ---------------   --------------   --------------
       Gross margin                              461,213           233,523        1,285,454          626,369

Operating expenses:
  Sales and marketing                             80,668            60,078          218,462          155,668
  General and administrative                     163,897           129,533          542,088          327,597
  Amortization of intangibles                     50,974            15,274          152,922           45,822
  Write off of acquisition costs                    --                --            323,539             --
                                         ---------------   ---------------   --------------   --------------
      Total operating expenses                   295,539           204,885        1,237,011          529,087
                                         ---------------   ---------------   --------------   --------------
        Income from operations                   165,674            28,638           48,443           97,282
                                         ---------------   ---------------   --------------   --------------
   Interest income                                 4,255            19,514           20,837           26,891
   Interest expense                                4,388             8,140           15,146           26,271
                                         ---------------   ---------------   --------------   --------------
        Income from continuing
        operations before income taxes           165,541            40,012           54,134           97,902
   Provision for income taxes                     56,284              --             18,406             --
                                         ---------------   ---------------   --------------   --------------
        Income from continuing
        operations                               109,257            40,012           35,728           97,902



The accompanying notes are an integral part of these condensed financial statements.


                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                         ---------------------------------   -------------------------------
                                                 2001              2000             2001             2000
                                                      (unaudited)

  Gain (Loss) from operation of
  discontinued ecommerce
  subsidiary (less applicable tax
  benefit (expense) of $24,774 and
  tax of $(2,999), respectively                  (48,091)             --              5,822             --


  Loss on disposal of discontinued
  ecommerce
  subsidiary including a provision of
  $14,200 for operating
  losses during phaseout (less
  applicable tax benefit of $6,976)              (11,561)             --            (11,561)            --
                                         ===============   ===============   ==============   ==============
         Net income                      $        49,605   $        40,012   $       29,989   $       97,902
                                         ===============   ===============   ==============   ==============
Net Income per Share Data
Income from continuing operations -
basic                                    $           .01   $          --     $         --     $         --
Income from continuing operations -
diluted                                  $           .01   $          --     $         --     $         --
                                         ===============   ===============   ==============   ==============
Gain (Loss) from discontinued
operation of ecommerce subsidiary -
basic                                    $          --     $          --     $         --     $         --
Gain (Loss) from discontinued
operation of ecommerce subsidiary -
diluted                                  $          --     $          --     $         --     $         --
                                         ===============   ===============   ==============   ==============
Loss on disposal of ecommerce
subsidiary - basic                       $          --     $          --     $         --     $         --
Loss on disposal of ecommerce
subsidiary - diluted                     $          --     $          --     $         --     $         --
                                         ===============   ===============   ==============   ==============
Net income per share - basic             $           .01   $          --     $         --     $         --
Net income per share - diluted           $           .01   $          --     $         --     $         --
                                         ---------------   ---------------   --------------   --------------
 Pro forma financial information
   Income before income taxes                       --              40,012             --             97,902
   Pro forma income tax expense                     --              13,604             --             33,287
                                         ---------------   ---------------   --------------   --------------
         Pro forma net income            $          --     $        26,408   $         --     $       64,615
                                         ===============   ===============   ==============   ==============



The accompanying notes are an integral part of these condensed financial statements.


                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                         ---------------------------------   -------------------------------
                                                 2001              2000             2001             2000
                                                      (unaudited)

Pro forma income per share
Basic                                    $          --     $           .00   $         --     $          .01
                                         ===============   ===============   ==============   ==============
Diluted                                  $          --     $           .00   $         --     $          .01
                                         ===============   ===============   ==============   ==============
Weighted average shares outstanding
Basic and diluted                              8,695,652         6,897,778        8,695,652        6,897,778
                                         ===============   ===============   ==============   ==============













The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended September 30,
                                                                         ------------------------------------
                                                                                  2001                2000
------------------------------------------------------------------------ ----------------    ----------------
                                                                            (unaudited)

Cash flows from operating activities:
 Net income                                                              $         29,989    $         97,902
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  204,449              97,349
   Write off of acquisition costs                                                 323,539                --
   Gain from operation of discontinued ecommerce subsidiary                        (5,822)               --
   Loss on disposal of discontinued ecommerce subsidiary                           11,561                --
   Deferred income taxes                                                           18,406                --
   Cash provided by (used in) operating assets and liabilities:
     Accounts receivable                                                         (103,524)             58,159
     Inventory                                                                     24,582                --
     Prepaid and other current assets                                             (32,501)               --
     Accounts payable and accrued expenses                                          7,382              57,676
     Deferred revenues                                                           (398,440)             79,852
                                                                         ----------------    ----------------
      Net cash provided by operating activities                                    79,621             390,938

Cash flows from investing activities:
 Acquisition of fixed assets                                                      (58,532)            (10,071)
 Capitalized software development costs                                          (225,000)           (423,476)
 Note receivable from disposition of ecommerce subsidiary                         (75,600)               --
 Deposits                                                                          (9,314)               --
                                                                         ----------------    ----------------
      Net cash used in investing activities                                      (368,446)           (433,547)

Cash flows from financing activities:
 Capitalized offering costs                                                          --               (62,959)
 Sale of common stock                                                                --             1,473,185
 Payments on notes payable and capital lease obligations                         (142,802)           (134,516)
                                                                         ----------------    ----------------
      Net cash provided by (used in)  financing activities                       (142,802)          1,275,710


Net increase (decrease) in cash and cash equivalents                             (431,627)          1,233,101
Cash and cash equivalents at beginning of period                                  933,007             378,551
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period                               $        501,380    $      1,611,652
                                                                         ================    ================






The accompanying notes are an integral part of these condensed financial statements.


                                                                            Nine Months Ended September 30,
                                                                         ------------------------------------
                                                                                  2001                2000
------------------------------------------------------------------------ ----------------    ----------------
                                                                            (unaudited)

Supplemental disclosure of cash paid for:
 Interest                                                                $         15,277    $         26,271
======================================================================== ================    ================












The accompanying notes are an integral part of these condensed financial statements.

                              AVATAR SYSTEMS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of Presentation

         The condensed financial statements include the accounts of Avatar Systems Inc. ("Avatar") and its wholly-owned subsidiary. We have eliminated all significant intercompany balances and transactions.

         We prepared the condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our Registration Statement on Form 10-SB/A filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

         In  our  opinion,   the  condensed  financial  statements  include  all
adjustments necessary to present fairly the financial position and results of operations for each interim period shown.


2.    Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does no expect SFAS 141 to have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinitive lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001, if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the Financial Accounting Standards Board approved for issuance Statement of financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived to Be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, results of operations or cash flows.


3.    Write off of Acquisition Costs

         As a result of an inability to secure financing, the Company's standstill agreement related to a proposed acquisition expired in April 2001, and a deposit in the amount of $250,000 was forfeited. Accordingly, the Company recorded a charge of $323,539 to write-off the $250,000 deposit and $73,539 in related professional fees in the second quarter of 2001.

4.    Subsequent Event

         On October 17, 2001, the Company completed the sale of the stock of its ecommerce subsidiary, Talon Global Solutions, Inc. for an aggregate purchase price of $75,600. The Company received $20,000 in cash and a promissory note for $55,600. The note matures on December 1, 2002, with accrued interest at 8% and is payable in twelve monthly installments of $4,852. The company was sold to Chad P. Statham, the president of Talon.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of
Section 27a of the  Securities  Act of 1933 and  Section  21e of the  Securities
Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as other information set forth in our Registration Statement on Form 10-SB/A filed November 5, 2001 and other documents we file from time to time with the Securities and Exchange Commission


Results of Operations

REVENUES

         Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the third quarter ended September 30, 2001 increased 75.8% to $657,898 compared with net revenues of $374,327 for the same period in 2000. Net revenues for the nine months ended September 30, 2001 increased 53.8% to $1,849,506, compared with net revenues of $1,202,656

         Software. Software sales for the third quarter of 2001 increased 453.1% to $267,722 compared with software sales of $48,404 for the third quarter of 2000. Software sales for the nine months ended September 30, 2001 increased 724.0% to $626,260, compared with $76,003 from the same period last year. The increase in software revenues is primarily from sales of the Petroware 2000 software package, which was released in October 2000.

         Maintenance and other recurring revenue. Maintenance and other recurring revenue for the third quarter of 2001 increased 41.5% to $269,426 compared with maintenance and other recurring revenue of $190,422 for the third quarter of 2000. Maintenance and other recurring revenue for the nine months ended September 30, 2001 increased 29.5% to $778,775 compared with maintenance and other recurring revenue of $601,345 for the same period last year. The increase in maintenance and other recurring revenues is related to the Petroware 2000 software package, which was released in October of 2000.

         Professional services. Professional service revenue for the third quarter of 2001 decreased 46.9% to $62,316, compared with professional services revenue of $117,354 for the third quarter of 2000. Professional service revenue for the nine months ended September 30, 2001 increased 6.2% to $317,893, compared with $299,453 for the same period last year.

         Hardware. Hardware sales for the third quarter of 2001 increased 222.0% to $58,434, compared with hardware sales of $18,147 for the third quarter of 2000. Hardware sales for the nine months ended September 30, 2001 declined 44.0% to $126,578, compared with $225,855 from the same period last year. The decrease in hardware sales is due to a decline in customer demand as well as a shift in sales focus to the higher margin software sales.


COST OF REVENUES

         Our cost of revenues includes four components: cost of software, cost of maintenance and other recurring, cost of professional services, and cost of hardware sales. Our cost of revenues for the third quarter of 2001 increased 39.7% to $196,685 compared with cost of revenues of $140,804 for the third quarter of 2000. Cost of revenues for the nine months ended September 30, 2001 decreased 2.1% to $564,052 compared with $576,287 the same period last year. Cost of revenues as a percentage of net revenues decreased to 29.9% for the three months ended September 30, 2001 from 37.6% from the same period in 2000. Cost of revenues as a percentage of net revenue decreased to 30.5% for the nine months ended September 30, 2001, compared with 47.9% for the same period last year.

         Cost of software. Cost of software increased 134.2% to $44,761 in the third quarter of 2001 from $19,112 in the third quarter of 2000. Cost of software increased 177.5% to $105,443 in the nine months ended September 30, 2001, compared with $38,002 in the same period last year. The increase in cost of software is directly related to the increase in software revenue. Cost of software as a percentage of the related revenues decreased to 16.7% for the third quarter of 2001 compared to 39.5% for the same period in 2000, primarily due to the increase in software sales. Cost of software as a percentage of the related revenues increased to 16.8% for the nine months ended September 30, 2001, compared with 50.0% for the for the same period last year.

         Cost of maintenance and other recurring revenues. Cost of maintenance and other recurring revenues increased 6.9% to $ 82,263 for the third quarter of 2001 from $76,937 for the third quarter of 2000. Cost of maintenance and other recurring revenues increased 30.0% to $241,806 for the nine months ended September 30, 2001, compared with $186,045 for the same period last year. This increase was due to the reallocation of certain programming and development personnel from software development, which is capitalized, to customer support. Cost of maintenance and other recurring revenues as a percentage of the related revenue decreased to 30.5% for the third quarter 2001, compared to 40.4% for the same period last year. Cost of maintenance and other recurring revenues as a percentage of the related revenue remained stable at 31.0% for the nine months ended September 30, 2001, compared with 30.9% for the same period last year. .

         Cost of professional services. Cost of professional services decreased 22.3% to $20,772 for the three months ended September 30, 2001, compared with $26,370 for the same period last year. Cost of professional services decreased 29.6% to $109,289 for the nine months ended September 30, 2001 from $155,329 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 33.3% in the third quarter 2001, compared to 22.8% for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 34.4% for the nine months ended September 30, 2001, compared with 51.9% for the same period last year. The decreases in cost were due to reductions in use of outside consultants and the reduction in percentages of related revenue were due to increased demand for professional services.

         Hardware. Cost of hardware sold increased 171.2% to $48,889 for the three months ended September 30, 2001, compared with $18,025 for the same period last year. Cost of hardware sold decreased 45.4% to $107,514 for the nine months ended September 30, 2001, compared with $196,911 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 83.7% for the three months ended September 30, 2001, compared with 99.3% for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 84.9% for the three months ended September 30, 2001, compared with 87.2% for the same period last year.

OPERATING EXPENSES

         Sales and Marketing. Our sales and marketing expenses for the third quarter of 2001 increased 34.3% to $80,668, compared with $60,078 for the third quarter of 2000. Sales and marketing expenses for the nine months ended September 30, 2001 increased 40.3% to $218,462, compared with $155,668 in the same period last year. The increase in expense for the three and nine months ended September 30, 2001 compared with the same periods last year was primarily due to an increase in sales and marketing personnel and increased sales and marketing in our core markets. Sales and marketing expenses as a percentage of net revenues decreased to 12.3% for the three months ended September 30, 2001, compared with 16.0% for the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 11.8% for the nine months ended September 30, 2001, compared with 12.9% for the same period last year.

         General and Administrative. Our general and administrative expenses for the third quarter of 2001 increased 26.5% to $163,897, compared with general and administrative expenses of $129,533 for the third quarter of 2000. General and administrative expenses increased 65.5% to $542,088 for the nine months ended September 30, 2001, compared with $327,597 in the same period last year. The increase was due to increased staffing and related costs to support our growth. General and administrative expenses as a percentage of net revenues decreased to 24.9% in the third quarter of 2001, compared with 34.6% in the third quarter of 2000. General and administrative expenses as a percentage of net revenues increased to 29.3% in the nine months ended September 30, 2001, compared with 27.2% in the same period last year.

         Interest Income. Interest income was $4,255 in the third quarter of 2001 compared to $19,514 in 2000. Interest income was $20,837 in the nine months ended September 30, 2001, compared with $26,891 in the same period last year. The decrease was primarily due to smaller balances available for investments because of costs we incurred in our reverse merger and deposits we made on contracts for potential acquisition candidates.

         Interest Expense. Interest expense was $4,388 in the third quarter of 2001 compared to $8,140 in the same period last year. Interest expense was $15,277 in the nine months ended September 30, 2001, compared with $26,271 in the same period last year.

         Provision for Income Taxes. For the three and nine months ended September 30, 2001 we recorded a tax provision on income from continuing operations of $56,284 and $18,406, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2001. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             None.


ITEM 2.   CHANGES IN SECURITIES

             None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.


ITEM 5.   OTHER INFORMATION

         On October 17, 2001, the Company completed the sale of the stock of its ecommerce subsidiary, Talon Global Solutions, Inc. for an aggregate purchase price of $75,600. The Company received $20,000 in cash and a promissory note for $55,600. The note matures on December 1, 2002, with accrued interest at 8% and is payable in twelve monthly installments of $4,852. The company was sold to Chad P. Statham, the president of Talon.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

               None.

       (b) Reports on Form 8-K

               None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AVATAR SYSTEMS, INC.


Dated: November 13, 2001               By:      /s/   ROBERT C. SHREVE, JR.
                                          --------------------------------------
                                          Robert C. Shreve, Jr., Chief Executive
                                          Officer and Chief Financial Officer