Form 10KSB
period 2001-12-31
AVATAR SYSTEMS INC
filed 2002-04-15
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER: 000-32925

                              AVATAR SYSTEMS, INC.
            (Name of Small Business Issuer Specified in Its Charter)

                      Texas                                     75-2796037
            (State of incorporation)                         (IRS Employer
                                                          Identification Number)

5728 LBJ Freeway, Suite 270, Dallas, Texas 75240                  75240
    (Address of principal executive offices)                    (Zip Code)

                                                  (972) 720-1800
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of March 28, 2002, 8,695,652 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the share held by non-affiliates was approximately $17,391 based upon a closing bid price of $.25 per share of Common Stock on the OTC Bulletin Board.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     The Issuer's revenue for its most recent fiscal year was $2,391,295.


     The following documents are incorporated by reference: None

TABLE OF CONTENTS



PART I.........................................................................1
   ITEM 1. BUSINESS............................................................1
     General Development of Business...........................................1
     History of HCI............................................................1
     Joint Plan of Reorganization..............................................1
     Merger with Avatar Systems, Inc...........................................2
     Narrative Description of Business.........................................2
     Products..................................................................2
     Petroware2000.............................................................2
     Avatar400.................................................................2
     RAPID (ASP Product).......................................................2
     Sales and Marketing.......................................................3
     Competition...............................................................3
     Customers.................................................................3
     Suppliers.................................................................3
     Licenses, Franchises, Concessions, Royalty Agreement, Patents,
     Trademarks or Labor Contracts.............................................3
     Regulatory and Environmental Matters......................................4
     Research and Development..................................................4
     Employees.................................................................5
     Risks Associated With Our Business........................................5
   ITEM 2. PROPERTIES..........................................................7
   ITEM 3. LEGAL PROCEEDINGS...................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7
PART II........................................................................7
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.................................................7
     Holders...................................................................7
     Dividends.................................................................8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           OR PLAN OF OPERATIONS......................8
     Results of Operations.....................................................8
     Liquidity and Capital Resources...........................................9
     Forward Looking Statements...............................................10
   ITEM 7. FINANCIAL STATEMENTS...............................................11
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................28
PART III......................................................................28
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................28
     Committees of the Board of Directors.....................................29
     Section 16(a) Beneficial Ownership Reporting Compliance..................29
   ITEM 10. EXECUTIVE COMPENSATION............................................30
     Executive Officers.......................................................30
     Employment Agreements....................................................30
     Key Man Insurance........................................................30
     Stock Option Plan........................................................30
     Compensation Table.......................................................31
     Summary Compensation Table...............................................31
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT....................................................31
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32
   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.......................................................32
     Statements filed as part of this Report:.................................32
     Reports on Form 8-K......................................................35
     Exhibits.................................................................35
     Financial Statement Statements...........................................35

                                     PART I

ITEM 1. BUSINESS

     General Development of Business

     Avatar was formed on September 1, 1996 with the acquisition of Information Resources, Inc. We are the successor business entity of HCI Acquisition 1998-2, Inc. and initially conducted our business from 1996 to July 2000 as Avatar Systems, Ltd., a Texas limited partnership, which was organized on September 1, 1996. Avatar International, Inc., a Texas corporation, was the general partner of the partnership and Robert C. Shreve, Jr., Gregg Allen and Tim Allen, three of our current officers, directors and principal shareholders, were limited partners of the partnership. The limited partners owned all the outstanding common stock of Avatar International.

     On July 7, 2000, the limited partners assigned their respective partnership interests to Avatar International for 6,399,000 shares of Avatar International's common stock. The partnership assigned all of its assets and liabilities to Avatar International and was dissolved.

     On July 10, 2000, Avatar International changed its name to Avatar Systems, Inc. On November 14, 2000, Avatar Systems merged with HCI, the surviving entity, which changed its name to Avatar Systems, Inc.

     History of HCI

     Our predecessor, HCI Acquisition 1998-2, Inc., was incorporated in Texas on August 7, 1998 as a wholly-owned subsidiary of Hospitality Companies, Inc., which was engaged in the leasing, sale and servicing of refrigeration, air conditioning and restaurant equipment. HCI conducted its business under the name of Precision Stainless Fabricators. Hospitality Companies' strategy was to provide, through its subsidiaries, a vertically-integrated entity specializing in design, fabrication and installation of restaurant equipment for its customers. Hospitality Companies subsequently acquired Restaurant Equipment Supply Company of Columbia, Missouri and Spener Restaurant of St. Louis, Missouri. However, Hospitality Companies and its subsidiaries, including HCI, were unsuccessful in the restaurant equipment business and on February 1, 2000 filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court authorized the joint administration of Hospitality Companies and its subsidiaries.

     Joint Plan of Reorganization

     HCI and the other subsidiaries of Hospitality Companies continued to operate their business and manage their properties as debtor-in-possession pursuant to the Bankruptcy Code until August 21, 2000 when the Hospitality Companies and subsidiaries proposed a Joint Plan of Reorganization (the "Reorganization Plan") for approval by the Bankruptcy Court and their creditors. The Reorganization Plan was modified on September 15, 2000 and was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas on September 27, 2000.

     The Reorganization Plan provided for the vesting of all of the assets of Hospitality Companies and its subsidiaries in a liquidating trust administered by a trust committee and distribution of the proceeds, in descending order, to secured creditors, priority creditors and unsecured creditors. The Reorganization Plan further provided that HCI would remain in existence, although all capital stock outstanding as of the filing date of the bankruptcy petition was canceled. Under the Reorganization Plan, HCI issued 695,652 shares of its common stock to approximately 450 of HCI's unsecured creditors in settlement of their claims against HCI, including 486,731 shares issued to Halter Financial Group, Inc., a Texas corporation.

     HCI had secured a post-petition loan in the amount of $7,500 from Halter Financial to meet certain of the costs and expenses associated with HCI's reorganization efforts. Under the Reorganization Plan, Halter Financial received 486,731 shares of common stock of HCI in satisfaction of the loan and for services and expenses relating to the merger transaction between HCI and a privately-owned operating business. Under the Reorganization Plan, HCI was discharged from all debts and liabilities that arose before October 10, 2000.

     Merger with Avatar Systems, Inc.

     HCI's initial business purpose as stated in the Reorganization Plan was to seek a merger transaction with an operating business to provide HCI's shareholders with growth potential by owning an interest in a viable business enterprise. HCI was required to enter into an agreement for the acquisition of a private operating company as a condition for the effectiveness of the Reorganization Plan.

     On November 14, 2000, HCI acquired all of the outstanding common stock of Avatar Systems pursuant to a plan and agreement of merger. The Avatar Systems common stock was acquired from its four shareholders in exchange for 8,000,000 shares of HCI's common stock representing approximately 92% of the HCI's common stock. HCI, as the surviving entity, changed its name to Avatar Systems, Inc., its sole officer and director resigned and HCI's shareholders elected five new directors, who were also serving as directors of Avatar Systems.-

     Description of Business

     Products

     Avatar provides enterprise resource planning software to companies engaged in the petroleum exploration and production industry. Avatar provides the petroleum industry with solutions for accounting/financial management, production and land management, oil and gas marketing and electronic data exchange on both a licensed and ASP basis.

     We provide technology products and services to support the ongoing management of an upstream petroleum business and to facilitate the processing of oil and gas transactions through the back office systems of buyers, sellers and traders. We offer a full line of accounting and resource management software for the petroleum industry including Avatar400, Petroware2000 and Remote Access Private Integrated Datalink (RAPID) services. Our products offer a variety of applications specific to the accounting, billing, financial analysis and land, royalty and production management functions of a petroleum company.

     Petroware2000 Petroware2000 runs on all major operating systems and hardware types, including Microsoft Windows, Hewlett Packard and IBM products. Petroware2000 runs on virtually any platform and is available in single and multi-user licensing. Petroware2000 utilizes the speed, power, flexibility and infinite expandability of IBM's DB2 Database environment to insure reliability, extended product longevity and substantially faster processing speeds. Our Petroware2000 product is designed for the small- to medium-sized petroleum company.

     Avatar400Avatar 400 provides a comprehensive accounting system, which delivers real time information from the database to users. This product takes advantage of the scalability and security of the IBM AS400 line of servers and utilizes the advanced features of IBM technology allowing energy customers to obtain accurate and timely information. Avatar400, which was designed primarily for use by major petroleum companies, provides an extensive array of data elements and multiple sorting capabilities. It automatically generates a host of reports, including lease/well management reports, financial reports and accounting reports. Avatar400 offers a complete selection of real-time accounting software modules which include general ledger, accounts payable, accounts receivable, revenue accounting, joint interest billing, partnership accounting, depletion (cost & statutory), fixed assets (GAAP & tax), budgeting and revenue accrual. Additionally, our Avatar400 product provides functionality for production management, oil and gas marketing, field inventory and data exchange interfaces between accounting and engineering systems.

     RAPID (ASP Product).RAPID or Remote Access Private Integrated Datalink is an application service provider (ASP) hosted oil and gas accounting, financial, land and production management application which we developed to reduce the high costs of oil and gas accounting software ownership and the need for regular version upgrades. By delivering the software application through remote Internet and Wide Area Network connectivity, our remote datalink system facilitates lowered system costs by eliminating the subscriber's need for expensive in-house hardware solutions, software purchases and eventual upgrades as well as lowering or eliminating the expense of an internal technology department and staff.

     Our application service provider (ASP) system delivers worldwide remote access availability to companies for their oil and gas accounting, land and production needs. Users remotely connect into our host server on a subscription basis and utilize the advanced technology of our remote datalink system via an advanced IBM server. Our remote application service provider system provides access to a high availability, secure, fast processing IBM server for a limited monthly expenditure and eliminates the need for an expensive technology department as the server equipment and all the oil and gas featured modules are maintained by us.

     Sales and Marketing

     Our marketing plan is geared to penetrate the energy market. We use regional distributors, trade shows, advertising, conferences, direct mail, telemarketing, referral base and a written incentive-based compensation plan for our sales representatives to grow our market share. We maintain a database of over 15,000 domestic oil and gas companies registered with Dunn and Bradstreet. Additionally, we have engaged research consultants to access public records as filed with state regulatory agencies by oil and gas companies. Product demonstrations can be provided via the Internet, direct modem connection to customer site, in person at the customer site or at our office in Dallas.

     To discover opportunities to sell our products and Internet integration solutions, we call on our existing customer base, as well as leads we receive from customers, inquiries in response to tradeshows and advertisements. We conduct a variety of marketing programs to educate our target market, create awareness and attract visitors to our products.

     We launched our web site (www.avatarsystems.net) in 1997 to provide customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers information on new products and services, product training dates and company sponsored seminars.

     Competition

     The business-to-business e-commerce market for the petroleum industry is intensely competitive, evolving and subject to rapid technological change. We face competition from other traditional oil and gas service providers, as well as from Internet companies who have established websites and who are pursuing various e-commerce initiatives in bringing accounting solutions to the petroleum industry. Many of our competitors are large well-financed companies who provide an array of accounting and financial management solutions to the petroleum industry.

     Customers

     No customer accounted for more than 10% of our revenues during 2001.


     Suppliers

     Our primary supplier is IBM. We purchase most of our equipment for internal use and resale purposes from IBM. Additionally, we purchase from IBM the database product and other value added enhancements used in our Avatar400 and Petroware2000 products. We do not believe the loss of IBM, as a supplier will have a material adverse effect on our business since the products we purchase from IBM are readily available from a number of other vendors.

     Licenses, Franchises, Concessions, Royalty Agreement, Patents, Trademarks or Labor Contracts


     We hold copyrights to all of our products including, the Avatar400, RAPID, Petroware2000, and Petroware Version 6. In addition, we have trademarks for Avatar400, Petroware2000, and Petroware Version 6.

     In August 1998, we purchased assets, including software technology from one of our competitors. We are obligated to pay a royalty to the former owners of products acquired by us. Our obligation to pay royalty payments terminates in August 2003.

     Regulatory and Environmental Matters

     Few laws or regulations are currently directly applicable to our access to or our conducting business on the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Currently, we do not need any governmental approval for our products or services.

     In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from electronic commerce or otherwise adversely affect our business, financial condition and operating results.

     Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. Congress recently enacted Internet laws regarding on-line copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. In addition, various state jurisdictions are considering legislation directed to electronic commerce which if enacted could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially and adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially and adversely affect us.

     Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, the cost of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially and adversely affect our business, financial condition and operating results.

     Research and Development

     Our capitalized research and development costs have been focused on the development of our Avatar400 and Petroware2000 products. It was necessary for us to develop a Windows-based application to gain a competitive edge and have successful sales in the oil and gas market. Non-capitalized research include research on the readiness and deployment of various applications via an application service provider model over a wide area network (WAN) or the Internet. We spent $389,892 on research and development during 2001.

     Employees


     As of December 31, 2001, we had 14 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees.


     Risks Associated With Our Business

     WE  INTEND  TO  GROW  OUR   BUSINESS  BY  ACQUIRING   OTHER   COMPANIES  OR
     TECHNOLOGIES. IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY, ACQUIRE AND INTEGRATE NEW COMPANIES OR TECHNOLOGIES, OUR BUSINESS WILL BE HARMED.

     We have grown our business primarily through the acquisition of other companies and assets and plan to continue this growth strategy for the foreseeable future. If we are unsuccessful in identifying, acquiring and integrating other companies, we may not achieve our anticipated levels of growth. A substantial portion of our current revenue is derived from businesses or technologies that we have acquired. Although we continually evaluate acquisition opportunities, we may be unable to identify suitable acquisition candidates or successfully negotiate or finance any future acquisitions. We may also be unable to effectively integrate any acquired companies.


     Acquiring  other   companies  or  technologies   involves  many  risks  and
difficulties, including:

     o    diversion of management's attention from our existing business;
     o    increased fixed costs, which could cause profits to decrease;
     o    assumption of unknown material liabilities of acquired companies;
     o large write-offs and amortization expenses related to goodwill and other intangible assets;
     o difficulty in integrating an acquired company's personnel and culture with our personnel and culture;
     o difficulty in integrating an acquired company's accounting and information systems with our accounting and information systems;
     o difficulty in maintaining standards, controls, procedures and policies across the combined companies;
     o issuances of equity securities that may dilute your interest in our company;
     o    incurring additional debt; and
     o disruption of our ongoing business and operations, which could, among other things, impair our reputation and our relationships with customers and employees and potentially cause the loss of our own key employees or those of an acquired company.

         FAILURE TO MANAGE OUR GROWTH COULD RESULT IN INEFFICIENT OPERATIONS.

     Our planned rapid expansion could strain our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion, which could cause substantial increases in our operating costs without corresponding increases in our revenue. To support our growth, we will need to continue to hire qualified employees in all areas of our business. This planned rapid growth could strain our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in an inefficient workforce and may harm our operating results.

     OUR STRATEGY OF DISTRIBUTING SOFTWARE AND ANALYSIS TOOLS AS AN APPLICATION SERVICE PROVIDER IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

     We intend to establish ourselves as an ASP serving the software needs of industry professionals, as well as the general enterprise resource planning needs of the upstream petroleum industry. The ASP model is a new and unproven distribution strategy, particularly in our marketplace. To fully implement our ASP model, we will need to develop additional technology, as well as establish relationships with developers and distributors of software products, which we may be unable to do on a cost-effective basis, if at all. If we are unable to implement our ASP model, or if our ASP distribution model does not generate sufficient revenue to cover the costs of creating, deploying and supporting this distribution model, our operating results will be harmed. In addition, ASP revenue accounting generally recognizes revenue over the life of the particular contract.

     IF WE DO NOT HIRE AND RETAIN QUALIFIED STAFF, OUR BUSINESS WILL NOT GROW AS EXPECTED.

     If we cannot attract, retain, manage and motivate skilled employees, the growth of our business will be limited. The programmers and network engineers that are necessary to deploy our Internet strategies are highly trained professionals that are in considerable demand consistent with the rapid expansion of the Internet.

     WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND ACQUISITIONS WHEN NEEDED.

     We believe that our cash resources will be sufficient to fund our operations for at least the next twelve months.


     If we cannot obtain adequate funds on acceptable terms, we may be unable to:

     o    fund our capital requirements;
     o    take advantage of strategic opportunities;
     o    respond to competitive pressures; or
     o    develop or enhance our services.

     FAILURES  OF  HARDWARE   SYSTEMS  OR  SOFTWARE  COULD  UNDERMINE   CUSTOMER
     CONFIDENCE IN THE RELIABILITY OF OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION.

     There are a number of circumstances that can lead to a customer having an unsatisfactory experience with our solutions.


     Some of our products and services require our customers to access our web site through the Internet. To do so, they must be connected to the Internet and have sufficiently current hardware, operating system software, web browsers and other software. Because of the complex nature of software and hardware and the rapidly evolving nature of technology, a customers' system may become incompatible with our products or services. As a result, a customer may be unable to access our products or services or their access may be interrupted or delayed while using our products or services.


     A significant disruption in our Internet services or the Internet service of our customers could seriously undermine their confidence in our business. During a disruption, participants may lose their online connection for an extended period and be unable to access our Internet marketplace.


     Many of our products and services depend on complex software that is both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. Although we test our software, we may not discover software defects that affect current or planned services or enhancements until after they are deployed. These defects could cause service interruptions.


     Any of these events could lead to customer dissatisfaction with one or more of our solutions, damage our reputation, increase our service costs, cause us to lose revenue, delay market acceptance, result in legal proceedings against us or divert our development resources, any of which could cause our business to suffer.

         AN ACTIVE TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK.

     Since our common stock only recently began trading, there is not an established active public market for our common stock. No assurance can be given that an active market will exist for our common stock.

     OUR OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS AND THEIR AFFILIATES HAVE SUBSTANTIAL CONTROL OVER OUR BUSINESS

     Our executive officers, directors and major stockholders beneficially own, in the aggregate, approximately 95% of our common stock. These stockholders, if they vote together, will be able to significantly influence matters that our stockholders must approve, including electing directors and approving significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing us from effecting a change in control, which could cause our stock price to decline.

ITEM 2. PROPERTIES

     The Company leases its 7,004 square foot facility at 5728 LBJ Freeway, Suite 270, Dallas, Texas, 75240. The lease for this facility was entered into on August 29, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. The company leases an 884 square foot facility at 310 West Wall Street, Suite 10, Midland, Texas 79701. The lease for this facility was entered into on June 1, 2001 for a sixteen-month lease term commencing on June 1, 2001 and expiring on October 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.




                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS

     Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001. On November 5, 2001, our Form 10 SB became effective and our stock was approved for trading on December 19, 2001 on the NASD OTC Bulletin Board. Since our common stock only recently began trading, there is not an established active public market for our common stock. No assurance can be given that an active market will exist for our common stock. On March 28, 2002 the last date reported for our common stock, the closing bid price was $0.25and the closing asked price was $3.00.

     Holders

     As of March 28, 2002, the Company had 450 shareholders of record and its common stock had a closing bid price of $0.25 per share and a closing asked price of $3.00 per share.

     Dividends


     We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     Results of Operations


     Revenues


     Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the year ended December 31, 2001 increased 41% to $2,391,295 compared with net revenues of $1,697,919 for the year ended December 31,2000.

     Software. Software sales for the year ended December 31, 2001 increased 467% to $830,423 compared with software sales of $177,826 in 2000. The increase in software revenues is primarily from sales of the Petroware 2000 software package, which was released in October 2000.

     Maintenance and other recurring revenue Maintenance and other recurring revenue for the year ended December 31, 2001 increased 18% to $1,014,067 compared with maintenance and other recurring revenue of $856,579 in 2000. The increase in maintenance and other recurring revenues is related to the Petroware 2000 software package, which was released in October of 2000.

     Professional services Professional service revenue for the year ended December 31, 2001 decreased 13% to $379,803, compared with professional services revenue of $436,063 in 2000.

     Hardware. Hardware sales for year ended December 31, 2001 decreased 36% to $167,002 compared with hardware sales of $227,451 in 2000. The decrease in hardware sales is due to a decline in customer demand as well as a shift in sales focus to the higher margin software sales.

     Cost of Revenues

     Our cost of revenues includes four components: cost of software, cost of maintenance and other recurring, cost of professional services, and cost of hardware sales. Our cost of revenues for the year ended December 31, 2001 increased 60% to $1,676,093 compared with cost of revenues of $1,050,492 in 2000. Cost of revenues as a percentage of net revenues decreased to 30% for the year ended December 31, 2001 from 38% in 2000.

     Cost of software. Cost of software increased 218% to $163,757 for the year ended December 31, 2001 from $112,194 in 2000. The increase in cost of software is directly related to the increase in software revenue. Cost of software as a percentage of the related revenues decreased to 20% for the year ended December 31, 2001 compared to 29% in 2000, primarily due to the increase in software sales.

     Cost of maintenance and other recurring revenues. Cost of maintenance and other recurring revenues increased 32% to $290,058 for the year ended December 31, 2001 from $220,011 in 2000. This increase was due to the reallocation of certain programming and development personnel from software development, which is capitalized, to customer support. Cost of maintenance and other recurring revenues as a percentage of the related revenue increased to 29% for the year ended December 31, 2001, compared to 26% for the same period last year.

     Cost of professional services. Cost of professional services decreased 31% to $120,598 for the year ended December 31, 2001, compared with $175,715 in

2000. Cost of professional services as a percentage of the related revenue decreased to 32% for the year ended December 31, 2001, compared to 40% in 2000. The decreases in cost were related to decreases in demand for professional services. The reduction in percentages of related revenue were due to reductions in use of outside consultants.

     Hardware. Cost of hardware sold decreased 30% to $140,789 for year ended December 31, 2001, compared with $200,138 in 2000. Cost of hardware as a percentage of the related revenue decreased to 84% for the year ended December 31, 2001, compared with 88% in 2000.

         Operating Expenses

     Sales and Marketing. Our sales and marketing expenses for the year ended December 31, 2001 increased 43% to $281,653, compared with $197,019 in 2000. The increase in expense for the year ended December 31, 2001 compared with last year was primarily due to an increase in sales and marketing personnel and increased sales and marketing in our core markets. Sales and marketing expenses as a percentage of net revenues remained stable at 12% for the year ended December 31, 2001 and 2000.

     General and Administrative. Our general and administrative expenses for the year ended December 31, 2001 increased 51% to $664,069, compared with general and administrative expenses of $439,727 in 2000. The increase was due primarily to nonrecurring legal and accounting expenses of approximately $165,000. We increased staffing and related costs to support our growth. General and administrative expenses as a percentage of net revenues increased to 28% for the year ended December 31, 2001, compared with 26% in 2000.

     Interest Income. Interest income was $23,706 for the year ended December 31, 2001 compared to $43,601 in 2000. The decrease was primarily due to smaller balances available for investments because of costs we incurred in our reverse merger and deposits we made on contracts for potential acquisition candidates.

     Interest Expense. Interest expense was $16,883 for the year ended December 31, 2001, compared to $32,989 in 2000.

     Provision for Income Taxes. For the year ended December 31, 2001, we recorded a tax provision on income from continuing operations of $32,317 based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2001. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

     Capitalized Offering Costs. In 2001, the Company determined that costs in the amount of $231,133 had been incorrectly capitalized in the December 31, 2000 balance sheet and should have been reflected as costs associated with the sale of common stock in 2000. Accordingly, the December 31, 2000 balance sheet has been restated to properly reflect these costs as a reduction to stockholders' equity.

     Liquidity and Capital Resources

     We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operation. At December 31, 2001, we had $397,362 in cash and cash equivalents. Cash generated from operations was $135,632 and $445,809 for the year ended December 31, 2001 and 2000, respectively.

     In July 2000, we issued 1,600,000 shares of common stock and warrants in a private transaction to London & Boston Investments, Plc., formerly known as Cybertec Holdings, Plc, for an aggregate consideration of $1.6 million. We have utilized $1.24 million of the proceeds for legal, accounting, investment banking fees and other expenses relating to the merger with HCI, payment of consulting fees to a consultant, investment in a subsidiary, expenses relating to the London & Boston Investments, Plc transaction, salaries and other general and administrative expenses. At December 31, 2001, we had approximately $360,000 remaining of the proceeds.

     At December 31, 2001, we had cash and cash equivalents of $397,362 as compared to cash and cash equivalents of $933,008 at December 31, 2000. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased product demand or that we will be able to deliver our products on a timely and cost-effective basis.

     At December 31, 2001, we had an outstanding note payable to Bank One, Texas N.A., bearing interest at 10.5% per annum, with monthly principal and interest payments of $14,444 through maturity in February 2002. The note is collateralized by substantially all of our assets and is guaranteed by Robert C. Shreve, Jr., Tim Allen and Gregg Allen, three of our officers and directors. At December 31, 2001, the principal balance of the note was $43,333.

     We do not believe that inflation has materially affected our results of operation.


     Forward Looking Statements

     This report contains forward-looking statements, other than historical facts, which reflect the view of Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of the Company i) to generate levels of revenue and adequate cash flows from its operations to support and maintain its current cost structure and ii) to develop and deliver products that are competitive, accepted by its markets and are not rendered obsolete by changing technology. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to these factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

                       Avatar Systems Inc. and Subsidiary
                   Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                           F-1


Consolidated Financial Statements

   Balance Sheet as of December 31, 2001 and 2000                            F-2
   Statements of Income for the years ended December 31, 2001
      and 2000                                                               F-3
   Statements of Stockholders' Equity for the years ended
      December 31, 2001 and 2000                                             F-4
   Statements of Cash Flows for the years ended December 31, 2001
      and 2000                                                               F-5
   Notes to Consolidated Financial Statements                        F-6 to F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Avatar Systems Inc.

     We have audited the accompanying consolidated balance sheets of Avatar Systems Inc. and subsidiary of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Systems Inc. and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





         /s/ GRANT THORNTON LLP
         ----------------------

         Dallas, Texas
         March 8, 2002


                       Avatar Systems, Inc. and Subsidiary
                                 BALANCE SHEETS

                                                                      December 31,
                                                                -----------------------
                                     ASSETS                           2001         2000
                                                                ----------   ----------
                                                                             (Restated,
                                                                             See Note D)
CURRENT ASSETS
   Cash and cash equivalents                                    $  397,362   $  933,008
   Accounts receivable - trade, net of allowance for doubtful
       accounts of $20,000 in 2001                                 191,861      101,619
   Inventories                                                        --         45,387
   Prepaid expenses                                                 22,281        6,030
   Deferred income taxes                                           110,564       72,121
   Note receivable                                                  51,122         --
   Net assets from discontinued operations                            --         29,369
                                                                ----------   ----------

                  Total current assets                             773,190    1,187,534

PROPERTY AND EQUIPMENT - at cost, net                              145,268      130,204

PURCHASED SOFTWARE, net of accumulated
   amortization of $445,508 and $322,413 in 2001
   and 2000, respectively                                          416,154      539,249

SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $ 176,944 and $33,246
   in 2001 and 2000, respectively                                1,218,831      972,638

OTHER ASSETS                                                           488      321,585
                                                                ----------   ----------

                  Total assets                                  $2,553,931   $3,151,210
                                                                ==========   ==========

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                         $   60,402   $  187,037
   Accounts payable - trade                                        109,307      145,054
   Accrued expenses                                                 38,088      115,389
   Deferred revenue                                                216,821      640,880
                                                                ----------   ----------

                  Total current liabilities                        424,618    1,088,360

DEFERRED INCOME TAXES                                              180,600      112,797

LONG TERM DEBT, less current maturities                              3,773       53,203
                                                                ----------   ----------

                  Total liabilities                                608,991    1,254,360

EQUITY
   Common stock, $0.001 par value; 30,000,000 shares
       authorized; 8,695,652 shares, issued and outstanding          8,696        8,696
   Paid-in capital                                               1,768,345
                                                                              1,768,345
   Retained earnings                                               167,899      119,809
                                                                ----------   ----------
                                                                 1,944,940    1,896,850

                  Total liabilities and equity                  $2,553,931   $3,151,210
                                                                ==========   ==========


        The accompanying notes are an integral part of these statements.


                       Avatar Systems, Inc. and Subsidiary
                              STATEMENTS OF INCOME



                                                                       Years ended December 31,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
Revenue
   Software                                                           $   830,423    $   177,826
   Maintenance                                                          1,014,067        856,579
   Consulting                                                             379,803        436,063
   Hardware                                                               167,002        227,451
                                                                      -----------    -----------
                                                                        2,391,295      1,697,919

Cost of Sales
   Software                                                               163,757         51,563
   Maintenance                                                            290,058        220,011
   Consulting                                                             120,598        175,715
   Hardware                                                               140,789        200,138
                                                                      -----------    -----------
                                                                          715,202        647,427
                                                                      -----------    -----------

                  Gross profit                                          1,676,093      1,050,492

Operating expenses
   Sales and marketing                                                    281,653        197,019
   General and administrative                                             664,009        439,727
   Depreciation and amortization                                          329,080        222,409
   Write off of acquisition costs                                         323,539           --
                                                                      -----------    -----------
                                                                        1,598,341        859,155
                                                                      -----------    -----------

                  Operating income                                         77,752        191,337

Other income (expense)
   Interest income                                                         23,706         43,601
   Interest expense                                                       (16,883)       (32,989)
                                                                      -----------    -----------
                                                                            6,823         10,612
                                                                      -----------    -----------

                  Income from continuing operations before
                    income taxes                                           84,575        201,949

Deferred income tax expense                                                32,317         39,189

                  Income from continuing operations                        52,258        162,760

Discontinued Operations
   Income from operations of Talon Global Systems Inc. (net of
      income taxes)                                                         7,393          2,884
   Loss on disposal of Talon Global Systems Inc. (net of applicable
      income taxes)                                                       (11,561)          --
                                                                      -----------    -----------

                  NET INCOME                                          $    48,090    $   165,644
                                                                      ===========    ===========


                       Avatar Systems, Inc. and Subsidiary
                        STATEMENTS OF INCOME - CONTINUED




                                                                       Years ended December 31,
                                                                      --------------------------
                                                                          2001            2000
                                                                      -----------     -----------
Earnings per share - basic
   Income from continuing operations                                  $       .01    $       .02
                                                                      ===========    ===========

   Net income                                                         $       .01    $       .02
                                                                      ===========    ===========

Earnings per share - diluted
   Income from continuing operations                                  $       .01    $       .02
                                                                      ===========    ===========

   Net income                                                         $       .01    $       .02
                                                                      ===========    ===========

Weighted average shares outstanding:
   Basic                                                                8,695,652      7,336,653
                                                                      ===========    ===========

   Diluted                                                              9,512,992      7,336,653
                                                                      ===========    ===========


        The accompanying notes are an integral part of these statements.


                       Avatar Systems, Inc. and Subsidiary
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000




                                        Common stock
                                 -------------------------     Paid-in        Retained     Partners'
                                    Shares        Amount       capital        earnings      capital         Total
                                 -----------   -----------   -----------    -----------   -----------    -----------
Balance at January 1, 2000              --     $      --     $      --      $      --     $   489,154    $   489,154

Net income                            45,835        45,835

Conversion to corporation
   (Note B)                        6,400,000         6,400       528,589           --        (534,989)          --

Sale of common stock, net of
   selling costs of $357,948       1,600,000         1,600     1,240,452           --            --        1,242,052

Recapitalization (Note B)            695,652           696          (696)          --            --             --

Net income                              --            --            --          119,809          --          119,809
                                 -----------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2000 -
   restated (see Note D)           8,695,652         8,696     1,768,345        119,809          --        1,896,850

Net income                              --            --            --           48,090          --           48,090
                                 -----------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2001       8,695,652   $     8,696   $ 1,768,345    $   167,899   $      --      $ 1,944,940
                                 ===========   ===========   ===========    ===========   ===========    ===========

        The accompanying notes are an integral part of these statements.


                       Avatar Systems, Inc. and Subsidiary
                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                   Years ended
                                                                                                   December 31,
                                                                                            --------------------------
                                                                                                2001           2000
                                                                                            -----------    -----------
         Cash flows from operating activities
    Net income from continuing operations                                                   $    52,258    $   162,760
    Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities
          Depreciation and amortization                                                         329,080        222,409
          Deferred income taxes                                                                  32,317         39,189
          Write-off of acquisition costs                                                        323,539           --
          Changes in operating assets and liabilities
              Accounts receivable - trade                                                       (90,242)        48,659
              Inventory                                                                          45,387        (45,387)
              Prepaid expenses and other                                                        (16,251)          --
              Accounts payable and accrued expenses                                            (113,048)        26,370
              Deferred revenue                                                                 (424,059)       (26,455)
              Other                                                                              (3,349)        18,264
                                                                                            -----------    -----------

                  Net cash provided by operating activities                                     135,632        445,809
                                                                                            -----------    -----------

         Cash flows from investing activities
    Software development costs capitalized                                                     (389,892)      (574,698)
    Deposits                                                                                       --         (326,754)
    Purchase of property and equipment                                                          (76,443)       (20,132)
    Payments received on notes receivable                                                         4,478           --
                                                                                            -----------    -----------

                  Net cash used in investing activities                                        (461,857)      (921,584)
                                                                                            -----------    -----------

         Cash flows from financing activities
    Sale of common stock                                                                           --        1,242,052
    Payments on note payable and capital lease obligations                                     (176,065)      (181,253)
    Other                                                                                          --             (685)
                                                                                            -----------    -----------

                  Net cash provided by (used in) financing activities                          (176,065)     1,058,114
                                                                                            -----------    -----------

                  Net cash provided by (used in) continuing operations                         (502,290)       582,339

Net cash used in discontinued operations                                                        (33,356)       (27,882)
                                                                                            -----------    -----------

                  Net increase (decrease) in cash and cash equivalents                         (535,646)       554,457

Cash and cash equivalents at beginning of period                                                933,008        378,551
                                                                                            -----------    -----------

Cash and cash equivalents at end of period                                                  $   397,362    $   933,008
                                                                                            ===========    ===========

Supplemental disclosure of cash paid for:
    Interest                                                                                $    16,883    $    32,989


        The accompanying notes are an integral part of these statements

                       Avatar Systems, Inc. and Subsidiary

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     Avatar Systems, Inc. and its predecessor, Avatar Systems, Ltd. (collectively, the "Company") was formed in 1996 to provide Enterprise Resource Planning (ERP) accounting software to small to medium-sized oil and gas producers located throughout the United States.

     Principles of Consolidation
     ---------------------------

     The accompanying financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents
     ----------------

     The Company considers investments with original maturity dates of three months or less to be cash equivalents.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided primarily on the straight-line method over the estimated useful lives ranging from 3 to 7 years. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the useful lives of the assets or the terms of the corresponding leases.

     Revenue Recognition
     -------------------

     The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain its computer software products is recognized over the term of the contracts.

                       Avatar Systems, Inc. and Subsidiary

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Software Development Costs
     --------------------------

     The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86). Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been seven years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $143,698 and $33,246 for the years ending December 31, 2001 and 2000.

     Financial Instruments
     ---------------------

     The fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt, approximate their carrying values.

     Impairment of Long-Lived Assets
     -------------------------------

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

     Income Taxes
     ------------

     Prior to July 1, 2000, the Company operated as a partnership and federal income taxes were not reflected in the financial statements, as the partners individually reported their share of taxable income or loss.

     Effective July 1, 2000, the Company incorporated as a C corporation for federal income tax purposes and began providing for income taxes in the financial statements.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases.

     Earnings Per Share
     ------------------

     The Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     Stock-based Compensation
     ------------------------

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company's common stock at date of grant over the exercise price.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position, results of operations, or cash flows.


     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.


NOTE B - RECAPITALIZATION

     In July 2000, Avatar Systems, Ltd. (the predecessor) was merged into Avatar Systems, Inc., a C corporation. As a result of the merger, all of the partnership interests of Avatar Systems, Ltd. were exchanged for 6,400,000 shares of common stock and warrants to purchase 2,100,000 shares of common stock of Avatar Systems, Inc., which represented all of the outstanding equity instruments of Avatar Systems, Inc.

     Concurrent with the aforementioned transaction, Avatar Systems, Inc. sold 1,600,000 shares of its common stock and warrants to purchase 3,600,000 shares of its common stock for net proceeds of $1,242,052.

     The warrants have an exercise price of $1.00 per common share, are exercisable immediately, and expire in five years.

     In October 2000, Avatar Systems, Inc. was merged into HCI Acquisition 1998-2 Inc. (HCI), a publicly traded company, and HCI was renamed as Avatar Systems, Inc. At the completion of the merger, the shareholders of Avatar
     Systems, Inc. owned approximately 92% of the outstanding shares of the public company. For accounting purposes, the merger is reflected as a reverse acquisition and recapitalization of Avatar Systems, Inc., and the historical financial statements of the Company are those of Avatar Systems, Inc. and Avatar Systems, Ltd.

NOTE C - DISCONTINUED OPERATIONS

     In October 2001, the Company elected to exit its direct sales software business. In accordance with this plan, the Company sold Talon Global Solutions, Inc., its direct sales software business, to its minority shareholder for $20,000 and a note receivable in the amount of $55,600. The Company recorded a loss of $11,561 on the disposition, net of related income tax benefit of $5,912.

     The financial data related to direct sales software business is classified as discontinued operations for all periods presented.

     Operating results from discontinued operations were as follows:

                                                         Year ended December 31,
                                                         -----------------------
                                                           2001          2000
                                                        ----------    ----------

     Revenues                                           $  517,370    $   37,213
     Income before income taxes                             10,349         4,369
     Income tax expense                                      2,956         1,485
     Income from discontinued operations                     7,393         2,884


NOTE D - RESTATEMENT

     In 2001, the Company determined that costs in the amount of $231,133 had been incorrectly capitalized in the December 31, 2000 balance sheet and should have been reflected as costs associated with the sale of common stock in 2000. Accordingly, the December 31, 2000 balance sheet has been restated to properly reflect these costs as a reduction to stockholders' equity.


NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                  December 31,
                                                             -------------------
                                                              2001       2000
                                                             --------   --------

     Furniture and fixtures                                  $108,861   $ 85,884
     Computer equipment and software                          289,950    236,484
     Telecommunication equipment                               18,603     18,603
                                                             --------   --------
                                                              417,414    340,971
     Less accumulated depreciation                            272,146    210,767
                                                             --------   --------

                                                             $145,268   $130,204
                                                             ========   ========

     During the year ended December 31, 2000, the Company acquired approximately $41,000 of property and equipment under capital leases, which are included in long-term debt.


NOTE F - OTHER ASSETS

     Other assets consist of the following:

                                                                  December 31,
                                                             -------------------
                                                              2001       2000
                                                             --------   --------

     Deposits                                                $   --     $318,900
     Other                                                        488      2,685
                                                             --------   --------

                                                             $    488   $321,585
                                                             ========   ========


NOTE G - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                     December 31,
                                                                                 -------------------
                                                                                  2001       2000
                                                                                 --------   --------
     Note payable to bank, bearing interest at 10.5% per annum, monthly principal and interest payments of $14,444 through maturity in February
       2002, collateralized by substantially all assets of the Company and guaranteed by certain stockholders
       of the Company                                                            $ 43,333   $202,222

     Other                                                                         20,842     38,018
                                                                                 --------   --------
                                                                                   64,175    240,240
        Less current maturities                                                    60,402    187,037
                                                                                 --------   --------

                                                                                 $  3,773   $ 53,203
                                                                                 ========   ========


NOTE H - INCOME TAXES

     Prior to July 1, 2000, the Company operated as a partnership and income taxes were not reflected in the financial statements. Effective July 1, 2000, the Company incorporated as a C corporation and began recording federal income taxes in the financial statements.


NOTE H - INCOME TAXES - Continued

     The Company's effective income tax rate differed from the U.S. Federal statutory rate as follows:

                                                                    Year ended December 31,
                                                                    -----------------------
                                                                      2001          2000
                                                                    ---------     ---------
       Income tax at statutory rate                                 $  28,756     $  68,663
       Effect of conversion to C corporation                             --         (17,133)
       Partnership income                                                --         (15,584)
       Other                                                            3,561         3,243
                                                                    ---------     ---------

       Income tax expense                                           $  32,317     $  39,189
                                                                    =========     =========

    Deferred tax assets and liabilities consist of the following:

                                                                          December 31,
                                                                    -----------------------
                                                                      2001          2000
                                                                    ---------     ---------

       Deferred tax assets
          Net operating loss carryforwards                          $ 183,265     $  68,023
          Deferred revenue                                            106,630       217,899
          Accrued expenses                                              4,098         4,098
          Purchased software amortization                              42,070          --
          Property and equipment                                        1,266          --
                                                                    ---------     ---------
                                                                      337,329       290,020

       Deferred tax liability
          Capitalized software                                        400,657       330,696
          Other                                                         6,708          --
                                                                    ---------     ---------
                                                                      407,365       330,696
                                                                    ---------     ---------

       Net deferred tax liability                                   $ (70,036)    $ (40,676)
                                                                    =========     =========

       Net deferred tax asset - current                             $ 110,564     $  72,121
       Net deferred tax liability - long-term                        (180,600)     (112,797)
                                                                    ---------     ---------

                                                                    $ (70,036)    $ (40,676)
                                                                    =========     =========

     At  December  31,  2001,   the  Company  had  federal  net  operating  loss
     carryforwards of approximately $540,000 which expire in 2021 and 2020.


NOTE I - LEASE OBLIGATIONS

     The Company leases its office facility under a non-cancelable operating lease. Future minimum payments are as follows:

        Year ending
       December 31,

               2002                                                     $137,500
               2003                                                      133,080
               2004                                                      133,080
               2005 and thereafter                                        99,810
                                                                        --------

                                                                        $503,470

     Rent expense under the operating leases was approximately $124,000 and $77,000 for the years ended December 31, 2001 and 2000.


NOTE J - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              Year ended December 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
     Income from continuing operations                        $   52,258   $  162,760
                                                              ==========   ==========

     Income (loss) from discontinued operations                   (4,168)       2,884
                                                              ==========   ==========

     Weighted average shares outstanding - basic               8,695,652    7,336,653
     Effect of dilutive employee stock options                    16,580         --
     Effect of dilutive stock warrants                           800,760         --
                                                              ----------   ----------

     Weighted average shares outstanding - diluted             9,512,992    7,336,653
                                                              ==========   ==========

     Earnings per share from continuing operations
         Basic                                                $      .01   $      .02
                                                              ==========   ==========

         Diluted                                              $      .01   $      .02
                                                              ==========   ==========
     Earnings (loss) per share from discontinued operations
         Basic                                                $      . -   $      . -
                                                              ==========   ==========

         Diluted                                              $      . -   $      . -
                                                              ==========   ==========

     For the year ended December 31, 2000, warrants to purchase 5,700,000 shares of the Company's common stock were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.


NOTE K - STOCK COMPENSATION PLAN

     In 2000, the Company's shareholders approved the adoption of a stock compensation plan. Stock options are granted at the quoted market price of the Company's stock at the date of grant, becoming exercisable over periods of up to three years and expire in 2011. At December 31, 2001, 118,500 shares of common stock were reserved for future grant under the 2000 Stock Compensation Plan.

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation, for employee stock options and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for recording stock options granted. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted subsequent to March 31, 1995, consistent with the methodology prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     Year ended
                                                                    December 31,
                                                                        2001
                                                                   -------------
     Net income (loss) - as reported                               $      48,090

     Net income (loss) - pro forma                                        18,895

     Earnings (loss) per share - as reported
         Basic                                                               .01
         Diluted                                                             .01

     Earnings (loss) per share - pro forma
         Basic                                                              --
         Diluted                                                            --

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001: dividend yield of 0%; volatility of 100%; risk-free interest rates of 4.5% and expected lives of five years. The weighted average fair value of options granted was $.74 during fiscal 2001.

     Option activity for the year ended December 31, 2001 is summarized as follows:

                                         Number of Shares     Weighted Average
                                        Underlying Options     Exercise Price
                                        ------------------    ----------------

     Outstanding at January 1, 2001             --                  --
     Granted                                 118,358                1.25
     Exercised                                  --                  --
     Canceled/forfeited                         --                  --
                                             -------

     Outstanding at December 31, 2001        118,358                1.25
                                             =======             =======

     Exercisable at December 31, 2001        118,358                1.25
                                             =======             =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants on accounting and financial disclosure matters.




                                    PART III



ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

     The following sets forth information concerning our officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the board of directors and directorships in other publicly held companies.

                 Name           Age                Position with Avatar
     ---------------------      ---     ----------------------------------------
     Robert C. Shreve, Jr.      39      President, Chief Executive Officer,
                                        Chief Financial Officer, Chairman of the
                                        Board and Director
     Charles Timothy Allen      51      Director
     Orville Gregory Allen      45      Director
     Stephen A. Komlosy         60      Director
     Geoffrey Dart              54      Director
     Cindy Skelton              42      Secretary

     Robert C. (Chuck) Shreve, Jr. was managing partner of Avatar Systems, Ltd. and an officer of Avatar Systems, Inc., the predecessors of our Company, from 1996 to November 2000. He has served as the President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and a director of our Company since November 14, 2000. He has over eighteen years experience in accounting and financial management with emphasis in the oil and gas industry and the real estate development industry. Mr. Shreve also has technical certifications in the technology field and over eighteen years in PC-based network and IBM AS400 systems. Mr. Shreve received his BBA from the University of Texas of the Permian Basin, and attended graduate school at the University of Texas at Dallas. As a Certified Public Accountant, he is a member of the American Institute of CPAs, the Texas Society of CPAs and the Dallas Chapter of the Texas Society of CPAs.

     Charles Timothy (Tim) Allen has served as a director of our Company since November 14, 2000. Mr. Allen was a limited partner of Avatar Systems, Ltd. and an officer of Avatar Systems, Inc., the predecessors of our Company, from 1996 to November 2000. Mr. Allen is the President of Eland Energy Corporation ("Eland") located in Dallas, Texas and is responsible for the financial affairs of Eland. He has been employed by Eland since 1984 in various positions. He co-founded Eland with his brother, Orville Gregory Allen. He has been drilling and operating wells in Texas, Oklahoma, Louisiana and New Mexico for the past twenty years. Mr. Allen formed Allen Oil Company in 1979, where he was primarily involved in generating prospects for other companies. In 1982, Mr. Allen and three partners started drilling and operating wells in the North Texas area with the primary purpose of developing Mississippi reef wells using CDP seismic, which resulted in over 20 Mississippi reef discoveries in the area. Mr. Allen graduated from Texas Tech University with a BBA in management and a MBA in finance.


     Orville Gregory (Gregg) Allen has served as a director of our Company since November 14, 2000. Mr. Allen was a limited partner of Avatar Systems, Ltd. and an officer of Avatar Systems, Inc., the predecessors of our Company, from 1996 to November 2000. He is currently a Vice President of Eland and has been employed by Eland since 1984 in various positions. He is responsible for the day-to-day management of Eland's land, operations engineering and financial functions. Mr. Allen is also responsible for oil and gas acquisition activities for Eland. He has over sixteen years of experience in the oil and gas industry. Before co-founding Eland in 1984, he worked for F. Mark Robert Oil & Gas Properties, where he served as a contract landman for various oil industry clients. Mr. Allen is a graduate of Texas Tech University with a BBA in marketing. Gregg Allen and Tim Allen are brothers.

     Stephen A. Komlosy has served as a director of our Company since November 14, 2000. He is also the Managing Director of London & Boston Investments, Plc, formerly Cybertec Holdings Plc., a publicly traded United Kingdom company. Mr. Komlosy has served as Managing Director of London & Boston Investments, Plc since February 2000. London & Boston Investments, Plc is an investment company, making strategic investments in real estate and Internet related companies whose growth and value can be enhanced by management consulting services, financial assistance or mergers with related businesses. Mr. Komlosy currently resides in England. Since 1967, Mr. Komlosy has managed several family owned businesses, which are engaged in real estate acquisition and development activities. In 1981, he co-founded Branon PLC, a public industrial holding company selling bonded oil drilling and pipe handling equipment to North Sea oil operators; the large-scale manufacture of dump trucks for the Ministry of Defense; and of road planners and oil consoles. At Branon, he had specific responsibility for establishing its oil and gas purchasing associate Covendish Petroleum Plc that purchased 140 producing wells in Ohio, USA. Mr. Komlosy is also a director of Chroma Group, Harrell Hospitality Group, Inc., a public company traded on the NASD Over-the-Counter Bulletin Board ("HLTLA") and Energy Technique, Plc, a company traded on the London Stock Exchange.

     Geoffrey Dart has served as a director of our Company since November 2000. He is a London-based merchant banker with over twenty years of experience in the investment field. Mr. Dart is chairman of First Merchant Capital Ltd., a company incorporated under the laws of England and Wales. First Merchant specializes in obtaining financing for mergers and acquisitions, mainly in small-cap United Kingdom and U.S. companies in the $1 million to $10 million bracket. Mr. Dart is also the Managing Director of Merchant Capital Holdings, Ltd., a British Virgin Island company, which provides financial consulting services to United Kingdom, and U.S. small cap companies. Mr. Dart and members of his family own First Merchant and Merchant Capital Holdings. For at least the past five years, Mr. Dart has been engaged in providing investment banking services to United Kingdom and U.S. companies through his family-owned businesses. Mr. Dart is also a director of Mortgage Advisors, Ltd., Shillington, Ltd., Harrell Hospitality Group, Inc., a public company traded on the NASD Over-the-Counter Bulletin Board ("HLTLA") and Energy Technique, Plc, a company traded on the London Stock Exchange.

     Cindy Skelton currently serves as the Secretary of our Company and she manages the benefit plans and employee relations for us. She has served as our Secretary since November 27, 2000. Ms. Skelton is primarily employed by Eland and since 1986 has served as Eland's Accounting Manager and Controller. Since 1994, she has held the position of Director of Human Resources with Eland. She received a BBA degree from Texas Tech University in 1981. She will devote as much of her time as necessary to fulfill her duties as an officer of our Company.


     Committees of the Board of Directors

     Our Board of Directors does not have any committees at this time.


     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities, with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms that they file.


     Based solely on the Company's review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2001, all Section
16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were met.

ITEM 10. EXECUTIVE COMPENSATION


     Executive Officers

     Our Board appoints the executive officers to serve at the discretion of the
Board until the next annual meeting of the Board of Directors. Robert C. Shreve,
Jr. President, Chief Financial Officer and a director of the Company is the only officer to receive  $100,000 or more in annual  compensation.  Directors who are
also  employees   receive  no  compensation   for  serving  on  the  Board.  Our
non-employee  directors  receive no  compensation  for serving on the Board.  We intend to  reimburse  non-employee  directors  for  travel  and  other  expenses incurred in connection with attending the Board meetings.


---------------------------  ---------------------------------  ------------  ------------
                                     Annual Compensation
    Name and Principal       ---------------------------------   Long Term      All Other
        Position               Year       Salary       Bonus    Compensation  Compensation
---------------------------  -------- --------------- --------  ------------  ------------
   Robert C. Shreve, Jr.     2001        $125,000        -0-        -0-          6,090
---------------------------  -------- --------------- --------  ------------  ------------



     Employment Agreements

     We have entered into a management agreement with Robert C. Shreve, Jr., our President and Chief Executive Officer and Chief Financial Officer, which terminates on July 10, 2003. The management agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either we or Mr. Shreve give written notice to the other that the management agreement will not be renewed. Mr. Shreve will receive an annual base salary of $125,000, which may be increased at the discretion of our Board. Additionally, Mr. Shreve may be eligible to receive an annual bonus based on our financial performance in the form of stock options and cash not to exceed 15% of his base salary. Upon agreeing to the terms of the management agreement, we issued to Mr. Shreve a five-year warrant to purchase
1.6 million shares of our common stock at an exercise price of $1.00 per share. All of the warrants are currently exercisable and none of the warrants have been exercised. See "Part III, Item 11- Security Ownership of Certain Beneficial Owners and Management."


     Key Man Insurance

     We currently pay an annual premium of approximately $1,000 for a life insurance policy in the amount of $1,000,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer. The proceeds of the policy are payable to us.

     Stock Option Plan

     On November 14, 2000, our shareholders approved our 2000 Stock Compensation Plan. The number of shares of common stock which may be issued under the 2000 Plan shall initially be 400,000 shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2000 Plan shall not exceed 1,500,000 shares. We may also utilize the granting of options under the 2000 Plan to attract qualified individuals to become our employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2000 Plan, we may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2000 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions, which may be imposed, include, but are not limited to, specified periods of employment, attainment of personal performance  standards  or our overall  financial  performance.  The granting of restricted  stock represents an additional  incentive for eligible  participants under the 2000 Plan to promote our  development  and growth,  and may be used by
our  management  as  another  means  of  attracting   and  retaining   qualified
individuals  to serve as our  employees  and  directors.  Currently,  options to purchase  118,500  shares of our common stock at an exercise  price of $1.25 per share have been  granted to 12  employees.  Such  options  expire on January 10,
2011. No options have been granted to our officers or directors.

     Compensation Table

     The information set forth below concerns the cash and non-cash compensation to certain of our executive officers for each of the past three fiscal years ended December 31, 2001, 2000 and 1999. In each case, the compensation listed was paid by our Company or Avatar Systems, Ltd., our predecessor entity. Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief
Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.


     Summary Compensation Table


                                                                                       Long-Term Compensation
                Name/Title                               Annual Compensation                   Awards
----------------------------------------------------------------------------------- ------------------------------
                                                                                                    Securities
                                                                                                     Underlying
                                                                     Other Annual    Restricted    Options/SARs/
                                             Year    Salary/Bonus    Compensation    Stock Awards     Warrants
                                           -------- --------------  --------------- -------------- ---------------
Robert C. Shreve, Jr., President, Chief     2001      $125,000          6,090           None            None
   Executive Officer, Chief Financial       2000      $108,160           N/A            None        1,600,000(1)
   Officer and Director                     1999      $106,163           N/A            None            None
--------------------

(1) On July 10, 2000, we issued Mr. Shreve warrants to purchase 1,600,000 shares of our common stock at an exercise price of $1.00 per share. The warrants are currently exercisable and expire in July 2005. The warrants were issued to Mr. Shreve in conjunction with his signing a management agreement with us. See "Item 11- Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth, as of December 31, 2001, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                       Shares Beneficially  Percentage of Shares
                Name(1)                       Owned           Beneficially Owed
-------------------------------------- -------------------  --------------------
Robert C. Shreve, Jr..................     3,200,000(2)             31.1
Charles Timothy Allen.................     2,650,000(3)             29.6
Orville Gregory Allen.................     2,650,000(4)             29.6
London & Boston Investments, Plc......     2,600,000(5)             28.9
Stephen A. Komlosy....................     3,201,000(6)             31.1
Merchant Capital Holdings, Ltd........     2,000,000(7)             18.7
Geoffrey Dart.........................     2,000,000(8)             18.7
Cindy Skelton(9)......................              -0-              -0-
Officers and directors as a group (6
     persons).........................   13,701,000(10)             95.2
---------------

(1) Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned. In addition, unless otherwise indicated, the address of each beneficial owner identified below is c/o Avatar 0Systems, Inc., 5728 LBJ Freeway, Suite 270, Dallas, Texas 75240.
(2) Includes 1,600,000 shares of common stock, which may be issued to Mr. Shreve upon exercise of 1,600,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Mr. Shreve is the President, Chief Executive Officer, Chief Financial Officer and a director of Avatar.
(3) Includes 250,000 shares of common stock, which may be issued to Mr. Allen upon exercise of 250,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Mr. Allen is a director of Avatar.
(4) Includes 250,000 shares of common stock, which may be issued to Mr. Allen upon exercise of 250,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10,2005. Mr. Allen is a director of Avatar.
(5) Includes 1,600,000 shares owned by London & Boston Investments, Plc and 1,000,000 shares of common stock which may be issued to London & Boston upon exercise of warrants to purchase 1,000,000 shares of common stock at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. London & Boston's address is Rosedale House, Rosedale Road, Richmond, Surrey TW9 2SZ, England.
(6) Includes 1,600,000 shares owned by London & Boston and 1,000,000 shares of common stock, which may be issued to London & Boston upon exercise of warrants to purchase 1,000,000 shares at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Stephen A. Komlosy is the Managing Director of London & Boston and is authorized to vote such shares on behalf of London & Boston. Also includes 1,000 shares owned by General Trading Corporation, Ltd., a Komlosy family company. Mr. Komlosy has the authority to vote such shares on behalf of General Trading Company. Also includes 600,000 shares of common stock, which may be issued to Mr. Komlosy upon exercise of warrants to purchase 600,000 shares of Avatar's common stock at $1.00 per share. Such warrants expire July 10, 2005. Mr. Komlosy is a director of Avatar. Mr. Komlosy's address is Rosedale House, Rosedale Road, Richmond, Surrey TW9 2SZ, England.
(7) Merchants Capital Holdings, Ltd. address is 133 Ebury Street, London, England SW1W 9QU. Merchant Capital holds warrants to purchase 2,000,000 shares of Avatar's common stock at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005.
(8) Includes warrants to purchase 2,000,000 shares of Avatar's common stock at $1.00 per share held by Merchant Capital. Such warrants are currently exercisable and expire July 10, 2005. Mr. Dart is the Managing Director of Merchant Capital Holdings and has authority to vote such shares when issued on behalf of Merchant Capital Holdings. Mr. Dart's address is the same as Merchant Capital Holdings, Ltd. Mr. Dart is a director of Avatar.
(9)  Ms. Skelton is the Secretary of Avatar.
(10) See preceding notes for an explanation of the ownership of the 13,701,000 shares.


     We currently have 8,695,652 outstanding shares of common stock of which 695,652 shares are owned by approximately 450 persons. The remaining 8,000,000 shares are owned by our principal shareholders as noted in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no material transactions between the Company and any of its officers, directors or principal shareholders during the fiscal year ended December 31, 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     Statements filed as part of this Report:


     1.   Consolidated Financial Statements

     See  "Index to  Consolidated  Financial  Statements"  under  Item 7 of this
     Report.

     2.   Consolidated Financial Statements

     See "Index to Consolidated Financial Statements" under Item 7 of this Report. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.


     3.   Exhibits


     The following documents are filed as exhibits herewith, unless otherwise specified, and are incorporated herein by this reference:


Exhibit
Number          Description of Exhibit
--------------  ----------------------------------------------------------------
2.0*            Joint  Plan of  Reorganization  Proposed  by the  Debtors  dated
                August 21, 2000 as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 21, 2000
                (without exhibits which will be supplied to the Commission upon request)

2.1* Modification to the Debtors' Joint Plan of Reorganization Proposed by the Debtors Dated August 21, 2000

2.2* Order Confirming Joint Plan of Reorganization and Fixing Deadlines for Filing Administrative Claims, Fee Claims and Rejection Claims as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on September 29, 2000

2.3* Certificate of Compliance with Reverse Acquisition Requirements as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on November 20, 2000

2.4* Motion for Post Confirmation Technical Amendment as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on November 30, 2000

2.5* Order Granting Debtors' Motion for Post-Confirmation Technical Amendment as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on January 18, 2001

2.6*            Order Supplementing Order of Confirmation as filed with the U.S.
                Bankruptcy Court for the Northern District of Texas, Dallas Division, on January 18, 2001

2.7* Agreement and Plan of Merger dated October 9, 2000 by and between Avatar Systems, Inc. and HCI Acquisition 1998-2, Inc. d/b/a Precision Stainless Fabricators whereby Avatar on November 14, 2000 merged with and into HCI Acquisition 1998-2, Inc. with HCI Acquisition 1998-2, Inc. being the surviving corporation (without exhibits and schedules which will be supplied to the Commission upon request)

2.8* Certificate of Merger of Avatar Systems, Inc. with HCI Acquisition 1998-2, Inc. as filed on November 14, 2000 with the Secretary of State of Texas (please see Exhibit 3.2 attached hereto for a copy of Exhibit "A" to this Certificate of Merger)

3.0* Articles of Incorporation of HCI Acquisition 1998-2, Inc., as filed with the Secretary of State of Texas on August 7, 1998

3.1* Articles of Amendment to Articles of Incorporation of HCI Acquisition 1998-2, Inc. as filed with the Secretary of State of Texas on October 23, 2000

3.2* Certificate of Restated Articles of Incorporation of Avatar Systems, Inc. as filed with the Secretary of State of Texas on November 14, 2000

3.3*            Amended and Restated Bylaws of Avatar Systems, Inc.

4.0*            Common Stock Specimen - Avatar Systems, Inc.

9.0* Shareholders' Agreement by and between Avatar Systems, Inc., Cybertec Holdings, Plc., Robert C. Shreve, Jr., Tim Allen, Gregg Allen, Stephen A. Komlosy and Merchant Capital Holdings, Ltd. as of July 10, 2000

10.0* Stock Purchase Agreement by and between Avatar Systems, Inc. and Cybertec Holdings, Plc. dated July 10, 2000 (without exhibits and schedules which will be supplied to the Commission upon request) providing for the issuance of 1,600,000 shares of Avatar's Common Stock to Cybertec for $1.6 million

10.1* Management Agreement by and between Avatar Systems, Inc. and Robert C. Shreve, Jr. as of July 10, 2000

10.2* Consulting Agreement by and among Avatar Systems, Inc., Merchant Capital Holdings, Ltd. and its affiliate, First Merchants Capital Limited, as of July 10, 2000

10.3* Investors' Rights Agreement by and among Avatar Systems, Inc., Cybertec Holdings, Plc., Merchants Capital Holdings, Ltd., Robert C. Shreve, Jr., Tim Allen, Gregg Allen and Stephen A. Komlosy as of July 10, 2000

10.4* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Cybertec Holdings Plc. as of July 10, 2000

10.5* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Robert C. Shreve, Jr. as of July
                10, 2000

10.6* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Merchants Capital Holdings, Ltd. as of July 10, 2000

10.7* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Stephen A. Komlosy as of July 10, 2000

10.8* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Tim Allen as of July 10, 2000

10.9* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Gregg Allen as of July 10, 2000

10.10*          2000  Stock  Compensation  Plan of Avatar  Systems,  Inc.  dated
                October 9, 2000

10.11* Amended and Restated Loan Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.12* Amended and Restated Term Loan Promissory Note dated July 10, 2000 in the principal amount of $288,888.96

10.13* Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.14* Copyright Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.15* Trademark Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.16* Uniform Commercial Code Financial Statement between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.17* Guaranty of Charles T. Allen dated July 10, 2000 for benefit of Bank One, Texas, N.A.

10.18* Guaranty of Orville G. Allen dated July 10, 2000 for the benefit of Bank One, Texas, N.A.

10.19* Limited Guaranty of Robert C. Shreve, Jr. dated July 10, 2000 for the benefit of Bank One, Texas, N.A.

10.20* Executive Employment Agreement dated November 23, 2000 between Talon Global Solutions, Inc. and Chad P. Statham

10.21* Executive Employment Agreement dated November 23, 2000 between Talon Global Solutions, Inc. and Carla Rogers

22.0*           Subsidiaries of the Registrant
-----------------
* Previously filed as exhibits to the Company's Registration Statement on Form 10-SB as filed on June 25, 2001 with the Commission which are incorporated herein by reference.


     Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year for which this report is filed.


     Exhibits

     The response to this portion of Item 13 is submitted as a separate section of this report.


     Financial Statement Statements

     The response to this portion of Item 13 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AVATAR SYSTEMS, INC.

Dated: April 12, 2002                          By: /s/ ROBERT C. SHREVE, JR.
                                                  --------------------------
                                                Robert C. Shreve, Jr., President
                                                     Chief Executive Officer
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 12, 2002                           By: /s/ ROBERT C. SHREVE, JR.
                                                   --------------------------

                                                       Robert C. Shreve, Jr.
                                                      Chief Executive Officer
                                                      Chief Financial Officer
                                                             Director

Dated: April 12, 2002                           By: /s/ CHARLES TIMOTHY ALLEN
                                                   --------------------------

                                                       Charles Timothy Allen
                                                             Director

Dated: April 12, 2002                           By: /s/ ORVILLE GREGORY ALLEN
                                                   --------------------------
                                                       Orville Gregory Allen
                                                             Director

Dated: April 12, 2002                           By: /s/ STEPHEN A. KOMLOSY
                                                   --------------------------
                                                        Stephen A. Komlosy
                                                             Director

Dated: April 12, 2002                           By: /s/ GEOFFREY DART
                                                   --------------------------
                                                           Geoffrey Dart
                                                             Director