Form 10QSB
period 2002-03-31
AVATAR SYSTEMS INC
filed 2002-05-16
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2002

                                       Or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-32925

                              AVATAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

           Texas                                           75-2796037
           -----                                           ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification Number)

                5728 LBJ Freeway, Suite 270, Dallas, Texas 75240
                ------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (972) 720-1800
                                 --------------
              (Registrant's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                Class                     Number of shares outstanding at
                                                  March 31, 2002

 Common stock,  $0.001 par value                     8,695,652

                                      INDEX

PART I. FINANCIAL INFORMATION..................................................1

   Item 1. Financial Statements................................................1
   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.........................................5

PART II. OTHER INFORMATION.....................................................6

   Item 1. Legal Proceedings...................................................6
   Item 2. Changes in Securities...............................................7
   Item 3. Defaults Upon Senior Securities.....................................7
   Item 4. Submission of Matters to a Vote of Security Holders.................7
   Item 5. Other Information...................................................7
   Item 6. Exhibits And Reports On Form 8-K....................................7


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                              March 31    December 31,
                                                                 2002         2001
                                                             ------------   ------------
                                                             (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                 $    379,942   $    397,362
   Accounts receivable, net                                       195,984        191,861
   Prepaid Expense                                                 14,156         22,281
   Net assets of discontinued ecommerce subsidiary                   --           51,122
   Deferred income taxes                                          110,564        110,564
                                                             ------------   ------------
                                                                  700,646        773,190
Total current assets
                                                             ------------   ------------

Property and Equipment - at cost, net                             173,066        145,268
Purchased Software, net                                           385,380        416,154
Software Development Costs, net                                 1,271,944      1,218,831

Other Assets                                                         --              488
                                                             ------------   ------------
     Total assets                                               2,531,036     $2,553,931
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                      $     16,468   $     60,402
   Accounts payable                                                77,676        109,307
   Accrued expense                                                 44,538         38,088
   Deferred revenues                                              216,821        216,821
                                                             ------------   ------------
     Total current liabilities                                    355,503        424,618
Deferred income taxes                                             195,558        180,600
Long-term debt                                                       --            3,773
                                                             ------------   ------------
     Total liabilities                                            551,061        608,991
                                                             ------------   ------------
Stockholders' equity:
   Common stock, $0.001 par value; 30,000,000 shares
     authorized; 8,695,652 shares, issued and outstanding           8,696          8,696
   Additional paid-in capital                                   1,768,345      1,768,345
   Retained earnings                                              202,934        167,899
                                                             ------------   ------------
     Total stockholders' equity                                 1,979,975      1,944,940
                                                             ------------   ------------
     Total liabilities and stockholders' equity              $  2,531,036   $  2,553,931
                                                             ============   ============

The accompanying notes are an integral part of these financial statements.


                               AVATAR SYSTEMS, INC
                              STATEMENTS OF INCOME


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     2002             2001
                                                                -----------      -----------
                                                                         (unaudited)
Revenues:
   Software                                                     $    76,330      $   222,316
   Maintenance                                                      287,954          270,253
   Professional services                                             87,636          153,011
   Hardware                                                          13,940           19,813
                                                                -----------      -----------
     Total revenues                                                 465,860          665,393
                                                                -----------      -----------
Cost of revenues:
   Software                                                          18,972           38,552
   Maintenance                                                      110,402          136,843
   Professional services                                             35,123           56,701
   Hardware                                                          13,120           13,120
                                                                -----------      -----------
     Total cost of revenues                                         177,617          245,216
                                                                -----------      -----------
        Gross margin                                                288,243          420,177
                                                                -----------      -----------
Operating expenses:
   Sales and marketing                                               63,614           63,854
   General and administrative                                        87,078          129,922
   Amortization of intangibles                                       74,007           50,974
   Depreciation                                                      16,487           16,767
                                                                -----------      -----------
     Total operating expenses                                       241,186          261,517
                                                                -----------      -----------
        Income from operations                                       47,057          158,660
   Interest income                                                    3,418           10,042
   Interest expense                                                     481            3,788
                                                                -----------      -----------
        Income from continuing operations before income taxes        49,994          164,914
   Provision for income taxes                                        14,958           57,746
                                                                -----------      -----------
        Income from continuing operations                       $    35,036      $   107,168
 Discontinued operations:
   Income from operations of Talon Global Systems,
  Inc. (net of income taxes)                                         18,542
                                                                -----------      -----------
        Net Income                                              $    35,036      $   125,710
                                                                ===========      ===========

Earnings per share
Basic
Income from continuing operations                               $      0.00      $      0.01
Net income                                                      $      0.00      $      0.01
Shares used in per share calculations                             8,695,652        8,695,652

Diluted
Income from continuing operations                               $      0.00      $      0.01
Net income                                                      $      0.00      $      0.01
Shares used in per share calculations                            11,590,036        8,695,652

The accompanying notes are an integral part of these financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              2002               2001
                                                           ---------          ---------
                                                                   (unaudited)
Cash flows from operating activities:
   Net income                                              $  35,036          $ 125,709
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of intangibles                              74,007             50,974
     Depreciation                                             16,487             16,767
     Deferred income taxes                                    14,958             57,746
     Changes in operating assets and liabilities:
        Accounts receivable                                   (4,123)           (36,773)
        Inventory                                               --               14,382
        Prepaid expense                                        8,125               --
        Accounts payable and accrued expense                 (25,181)           (19,256)
        Deferred revenue                                        --             (182.500)
                                                           ---------          ---------
          Net cash provided by operating activities          119,309             27,049
                                                           ---------          ---------
Cash flows from investing activities:
   Acquisition of fixed assets                               (44,285)           (26,637)
   Capitalized software development costs                    (96,000)           (75,000)
   Payments received on note receivable                       51,122               --
   Other                                                         141             (4,576)
                                                           ---------          ---------
          Net cash used in investing activities              (89,022)          (106,213)
                                                           ---------          ---------
Cash flows from financing activities:
   Payments on note payable and capital lease obligation     (47,707)           (47,600)
                                                           ---------          ---------
          Net cash used by financing activities              (47,707)           (47,600)
                                                           ---------          ---------
Net cash used in discontinued operations                        --              (53,642)
                                                           ---------          ---------
Net decrease in cash and cash equivalents                    (17,420)          (180,406)
Cash and cash equivalents at beginning of period             397,362            933,007
                                                           ---------          ---------
Cash and cash equivalents at end of period                 $ 379,942          $ 752,601
                                                           =========          =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $     481          $   3,788

The accompanying notes are an integral part of these financial statements.

                              AVATAR SYSTEMS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation


The condensed financial statements include the accounts of Avatar Systems Inc. ("Avatar") and its wholly-owned subsidiary. We have eliminated all significant intercompany balances and transactions.


We prepared the condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2001 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.


In our opinion, the condensed financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown.


2. Discontinued Operations


In October 2001, the Company elected to exit its direct sales software business. In accordance with this plan, the Company sold Talon Global Solutions, Inc., its direct sales software business, to its minority shareholder for $20,000 and a note receivable for $55,600. The Company recorded a loss of $11,561 on the disposition, net of related income tax benefit of $5,912.


The financial data related to direct sales software business is classified as discontinued operations for all periods presented.


Operating results from discontinued operations were as follows:

                                                              Three Months Ended
                                                                    March 312001
                                                              ------------------

Revenues                                                               $175,594
Income before income taxes                                               28,093
Income tax expense                                                        9,551
Income from discontinued operations                                      18,542

3.Earnings Per Share

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                          2002            2001
                                                     -----------   -------------
Income from continuing operations                    $    35,036   $     107,168

Income from discontinued operations                                       18,542

Weighted average common shares outstanding - basic     8,695,652       8,695,652
Dilutive effect of employee stock options                 44,384
Dilutive effect of stock warrants                      2,850,000
                                                     -----------   -------------

Weighted average shares outstanding - diluted         11,590,036       8,695,652

Earnings per share from continuing operations
Basic                                                $      0.00   $        0.01
                                                     ===========   =============

Diluted                                              $      0.00   $        0.01
                                                     ===========   =============

Earnings per share from discontinued operations
Basic                                                $      0.00   $        0.00
                                                     ===========   =============

Diluted                                              $      0.00   $        0.00
                                                     ===========   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as other information set forth in our 2001 Annual Report on Form 10-KSB filed with the SEC and other documents we file from time to time with the SEC.

Results of Operations

Revenues

Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the first quarter ended March 31, 2002 decreased 30.0% to $465,860 compared with net revenues of $665,393 for the same period in 2001. Revenues for the first quarter of 2001 were higher because of sales of our Petroware2000 software package, which was released in October of 2000.

Software. Software sales for the first quarter of 2001 decreased 65.7% to $76,330 compared with software sales of $222,316 for the first quarter of 2001. The decrease in software revenues is due to the high levels of sales of our Petroware 2000 in 2001, which was released in October 2000.

Maintenance and other recurring revenue. Maintenance and other recurring revenue for the first quarter of 2002 increased 6.5% to $287,954 compared with maintenance and other recurring revenue of $270,253 for the first quarter of 2001. The increase in maintenance and other recurring revenues is related to the Petroware 2001 software package, which was released in October of 2001. We increased our maintenance fee rates on March 1, 2002.

Professional services. Professional service revenue for the first quarter of 2002 decreased 42.7% to $87,636 compared with professional service revenue of $153,011 for the first quarter of 2001. The decrease in professional service revenue is related to the decrease in the installations of our Petroware 2000 product. We increased our professional fee rates on February 1, 2002.

Cost of Revenues

Our cost of revenues includes four components: cost of software, cost of maintenance and other recurring revenue, cost of professional services, and cost of hardware sales. Our cost of revenues for the first quarter of 2002 decreased 27.6% to $177,617 compared with cost of revenues of $245,216 for the first quarter of 2001. Cost of revenues as a percentage of net revenues increased to 38.1% for the three months ended March 31, 2002 from 36.9% from the same period in 2001.

Cost of software. Cost of software decreased 50.8% to $18,972 in the first quarter of 2002 from $38,552 in the first quarter of 2001. The decrease in cost of software is directly related to the decrease in software revenue. Cost of software as a percentage of the related revenues increased to 24.9% for the first quarter of 2002 compared with 17.3% for the same period in 2001, primarily due to the decrease in software sales.

Cost of maintenance and other recurring revenues. Cost of maintenance and other recurring revenues decreased 19.3% to $110,402 for the first quarter of 2002 from $136,843 for the first quarter of 2001. Cost of maintenance and other recurring revenues as a percentage of the related revenue decreased to 38.3% for the first quarter 2002 compared to 50.6% for the same period last year.


Cost of professional services. Cost of professional services decreased 38.1% to $35,123 for the three months ended March 31, 2002, compared with $56,701 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 40.1% in the first quarter 2002 compared to 37.1% for the same period last year. The decreases in cost were due to the reduction in related revenue for professional services

Operating Expenses

Sales and Marketing. Our sales and marketing expenses for the first quarter of 2002 decreased .4% to $63,614 compared with $63,854 for the first quarter of 2001. Sales and marketing expenses as a percentage of net revenues increased to 13.7% for the three months ended March 31, 2002, compared with 9.6% for the same period last year.

General and Administrative. Our general and administrative expenses for the first quarter of 2002 decreased 33.0% to $87,078 compared with general and administrative expenses of $129,922 for the first quarter of 2001. General and administrative expenses as a percentage of net revenues decreased to 18.7% in the first quarter of 2002 compared with 19.5% in the first quarter of 2001.The decrease in general and administrative expense was due primarily to a reduction in professional fees related to our reverse merger and costs related to our registration with the Securities and Exchange Commission.

Interest Income. Interest income was $3,418 in the first quarter of 2002 compared to $10,042 in 2001. The decrease was primarily due to smaller balances available for investment because of costs we incurred in our reverse merger and lower interest rates.

Interest Expense. Interest expense was $481 in the first quarter of 2002 compared to $3,788 in the same period last year. The decrease in interest expense was due to lower balances on our long-term debt that was paid in full on March 31, 2002.

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




                                                    AVATAR SYSTEMS, INC.

Dated: May 14, 2002                             By: /s/ ROBERT C. SHREVE, JR.
                                                    ----------------------------
                                                       Robert C. Shreve, Jr.
                                                      Chief Executive Officer
                                                      Chief Financial Officer