Form 10QSB
period 2002-06-30
AVATAR SYSTEMS INC
filed 2002-08-15
CIK 707063

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                    Number of shares outstanding at June 30, 2002

Common stock,  $0.001 par value                      8,695,652

--------------------------------------------------------------------------------

                                      INDEX





PART I. FINANCIAL INFORMATION..................................................1

   Item 1. Financial Statements................................................1
   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................5

PART II. OTHER INFORMATION.....................................................7

   Item 1.  Legal Proceedings..................................................7
   Item 2.  Changes in Securities..............................................7
   Item 3.  Defaults Upon Senior Securities....................................7
   Item 4.  Submission of Matters to a Vote of Security Holders................7
   Item 5.  Other Information..................................................8
   Item 6.  Exhibits And Reports On Form 8-K...................................8


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                               June       December 31,
                                                               2002           2001
                                                           ------------   ------------
                                                            (unaudited)

                                     ASSETS

Current assets:
Cash and cash equivalents                                  $    342,688   $    397,362
Accounts receivable, net                                        181,696        191,861
Prepaid Expense                                                   9,175         22,281
Net assets of discontinued ecommerce subsidiary                    --           51,122
Deferred income taxes                                           110,564        110,564
                                                           ------------   ------------
Total current assets                                            644,123        773,190
                                                           ------------   ------------

Property and Equipment - at cost, net                           169,199        145,268
Purchased Software, net                                         354,607        416,154
Software Development Costs, net                               1,311,132      1,218,831

Other Assets                                                       --              488
                                                           ------------   ------------
Total assets                                               $  2,479,061   $  2,553,931
                                                           ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                       $     13,623   $     60,402
Accounts payable                                                129,661        109,307
Accrued expense                                                  25,604         38,088
Deferred revenues                                               216,821        216,821
                                                           ------------   ------------
Total current liabilities                                       385,709        424,618
Deferred income taxes                                           169,656        180,600
Long-term debt                                                     --            3,773
                                                           ------------   ------------
Total liabilities                                               555,365        608,991
                                                           ------------   ------------
Stockholders' equity:
Common  stock,  $0.001 par value; 30,000,000
  shares  authorized; 8,695,652
  shares, issued and outstanding                                  8,696          8,696
Additional paid-in capital                                    1,768,345      1,768,345
Retained earnings                                               146,655        167,899
                                                           ------------   ------------
Total stockholders' equity                                    1,923,696      1,944,940
                                                           ------------   ------------
Total liabilities and stockholders' equity                 $  2,479,061   $  2,553,931
                                                           ============   ============

The accompanying notes are an integral part of these financial statements


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME

                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                    ---------------------------    ---------------------------
                                                         2002            2001           2002            2001

Revenues:
 Software                                           $    70,248     $   136,225    $   146,578     $   358,541
 Maintenance                                            211,655         239,096        499,607         509,349
 Professional services                                   51,855         102,567        139,491         255,577
 Hardware                                                43,216          48,331         57,156          68,143
                                                    -----------     -----------    -----------     -----------
    Net revenues                                        376,974         526,219        842,832       1,191,610
Cost of revenues:
 Software                                                17,551          22,130         36,522          60,682
 Maintenance                                             77,244          81,911        154,124         160,462
 Professional services                                   14,309          30,897         32,670          87,598
 Hardware                                                40,553          45,506         53,673          58,626
                                                    -----------     -----------    -----------     -----------
     Total cost of revenues                             149,657         180,444        276,989         367,368
                                                    -----------     -----------    -----------     -----------
       Gross margin                                     227,317         345,775        565,843         824,242
Operating expenses:
  Sales and marketing                                    48,565          73,940        112,180         137,794
  General and administrative                            154,304         156,446        291,664         344,660
  Amortization of intangibles                            87,585          50,974        161,592         101,948
  Depreciation                                           20,167          16,767         36,654          33,533
  Write off of acquisition costs                        323,539            --          323,539
                                                    -----------     -----------    -----------     -----------
      Total operating expenses                          310,621         621,666        602,090         941,474
                                                    -----------     -----------    -----------     -----------
        Loss from operations                            (83,304)       (275,891)       (36,247)       (117,232)
   Interest income                                        1,230           6,540          4,648          16,582
   Interest expense                                         107           6,970            588          10,758
                                                    -----------     -----------    -----------     -----------
        Loss from continuing operations before          (82,181)       (276,321)       (32,187)       (111,408)
        income taxes
   Provision for income taxes (credit)                  (25.902)        (95,624)       (10,944)        (37,878)
                                                    -----------     -----------    -----------     -----------
        Loss from continuing operations                 (56,279)       (180,697)       (21,243)        (73,530)
  Discontinued operations:
  Income from operations of Talon Global Systems,
  Inc. (net of income taxes)                               --            35,369           --            53,911
                                                    -----------     -----------    -----------     -----------

         Net loss                                   $   (56,279)    $  (145,328)   $   (21,243)    $   (19,619)
                                                    ===========     ===========    ===========     ===========

Earnings per share:
Basic
Loss from continuing operations                     $     (0.01)    $     (0.02)   $      0.00     $     (0.01
Net loss                                            $     (0.01)    $     (0.02)   $      0.00     $      0.00
Shares used in per share calculations                 8,695,652       8,695,652      8,695,652       8,695,652

Diluted
Loss from continuing operations                     $     (0.01)    $     (0.02)   $      0.00     $     (0.01)
Net loss                                            $     (0.01)    $     (0.02)   $      0.00     $      0.00
Shares used in per share calculations                 8,695,652       8,695,652      8,695,652       8,695,652


The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              2002           2001
                                                                           ----------     ----------
                                                                                  (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                       $  (21,243)    $  (73,530)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                              161,732        102,766
     Depreciation                                                              36,654         33,533
     Deferred income taxes                                                    (10,944)       (37,878)
     Write off of acquisition costs                                           323,539
     Changes in operating assets and liabilities:
        Accounts receivable                                                    10,165        (35,375)
        Inventory                                                                --           20,094
        Prepaid expense                                                        13,106
        Accounts payable and accrued expense                                    7,870         14,666
        Deferred revenue                                                         --         (281,940)
                                                                           ----------     ----------
          Net cash provided by operating activities                           197,340         65,875
                                                                           ----------     ----------
Cash flows from investing activities:
   Acquisition of fixed assets                                                (60,584)       (37,247)
   Capitalized software development costs                                    (192,000)      (150,000)
   Payment received on note receivable                                         51,122
   Deposits                                                                    (4,986)
                                                                           ----------     ----------
          Net cash used in investing activities                              (201,462)      (192,233)
                                                                           ----------     ----------
Cash flows from financing activities:
   Payments on note payable and capital lease obligation                      (50,552)       (95,201)
                                                                           ----------     ----------
Net cash used in discontinued operations                                         --          (26,319)
                                                                           ----------     ----------
Net decrease in cash and cash equivalents                                     (54,674)      (247,878)
Cash and cash equivalents at beginning of period                              397,362        933,009
                                                                           ----------     ----------
Cash and cash equivalents at end of period                                 $  342,688     $  685,131
                                                                           ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $      441     $   10,758



The accompanying notes are an integral part of these financial statements.

                              AVATAR SYSTEMS, INC.


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation


The condensed financial statements include the accounts of Avatar Systems Inc. ("Avatar") and its wholly owned subsidiary. We have eliminated all significant intercompany balances and transactions.


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


In our opinion, the condensed financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown.


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


Operating results from discontinued operations were as follows:


                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                      -------------------   -------------------
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Revenues                              $   --     $260,025   $   --     $435,619
Income before income taxes                --       53,590       --       81,683
Income tax expense                        --       18,221       --       27,772
Income from discontinued operations       --       35,369       --       53,911


3.   Earnings Per Share

                                                               Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                         -----------------------------    -----------------------------
                                                               2002            2001             2002            2001
                                                         -------------   -------------    -------------   -------------
Loss from continuing operations                          $     (56,279)  $    (180,697)   $     (21,243)  $     (73,530)

Income from discontinued operations                               --            35,369             --            53,911
Weighted average common shares outstanding - basic           8,695,652       8,695,652        8,695,652       8,695,652

Weighted average shares outstanding - diluted                8,695,652       8,695,652        8,695,652       8,695,652

Earnings per share from continuing operations
Basic                                                    $        (.01)  $       (0.02)   $        0.00   $       (0.01)
                                                         =============   =============    =============   =============

Diluted                                                  $       (0.01)  $       (0.02)   $        0.00   $        0.00
                                                         =============   =============    =============   =============

Earnings per share from discontinued operations
Basic                                                    $        0.00   $        0.00    $        0.00   $        0.01
                                                         =============   =============    =============   =============

Diluted                                                  $        0.00   $        0.00    $        0.00   $        0.01
                                                         =============   =============    =============   =============


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

Results of Operations

Revenues

Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the second quarter ended June 30, 2002 decreased 28.4% to $376,974 compared with net revenues of $526,219 for the same period in 2001. Net revenues for the six months ended June 30, 2002 decreased 29.3% to $842,832 compared with net revenues of $1,191,610. Revenues for 2001 were higher because of sales of our Petroware2000 software package, which was released in October of 2000.


Software. Software sales for the second quarter of 2002 decreased 48.4% to $70,248 compared with software sales of $136,225 for the second quarter of 2001. Software sales for the six months ended June 30, 2002 decreased 59.1% to $146,578, compared with $358,541 from the same period last year. The decrease in software revenues is due to the high levels of sales of our Petroware2000 software package in 2001, which was released in October 2000.

Maintenance and other recurring revenue. Maintenance and other recurring revenue for the second quarter of 2002 decreased 11.5% to $211,655 compared with maintenance and other recurring revenue of $239,096 for the second quarter of 2001. Maintenance and other recurring revenue for the six months ended June 30, 2002 decreased 1.9% to $499,607 compared with maintenance and other recurring revenue of $509,349 for the same period last year.


Professional services. Professional service revenue for the second quarter of 2002 decreased 49.4% to $51,855 compared with professional service revenue of $102,567 for the second quarter of 2001. Professional service revenue for the six months ended June 30, 2002 decreased 45.4% to $139,491, compared with $255,577 for the same period last year. The decrease in professional services is related to the lower sales volume of our Petroware2000 software package.


Hardware. Hardware sales for the second quarter of 2002 decreased 10.6% to $43,216, compared with hardware sales of $48,331 for the second quarter of 2001. Hardware sales for the six months ended June 30, 2002 declined 16.1% to $57,156, compared with $68,143 from the same period last year. The decrease in hardware sales is due to a decline in customer demand as well as a shift in sales focus to the higher margin software sales.


COST OF REVENUES


Our cost of revenues includes four components: cost of software, cost of maintenance and other recurring, cost of professional services, and cost of hardware sales. Our cost of revenues for the second quarter of 2002 decreased 17.1% to $149,657 compared with cost of revenues of $180,444 for the second quarter of 2001. Cost of revenues for the six months ended June 30, 2002 decreased 24.6% to $276,989 compared with $367,368 for the same period last year. Cost of revenues as a percentage of net revenues increased to 39.7% for the three months ended June 30, 2002 from 34.3% from the same period in 2001. Cost of revenues as a percentage of net revenue increased to 32.9% for the six months ended June 30, 2002, compared with 30.8% for the same period last year.


Cost of software. Cost of software decreased 20.7% to $17,551 in the second quarter of 2002 from $22,130 in the second quarter of 2001. Cost of software decreased 39.8% to $36,522 in the six months ended June 30, 2002, compared with $60,682 in the same period last year. The decrease in cost of software is directly related to the decrease in software revenue. Cost of software as a percentage of the related revenue increased to 25.0% for the second quarter of 2002 compared to 16.2% for the same period in 2001, primarily due to the decrease in software sales. Cost of software as a percentage of the related revenues increased to 24.9% for the six months ended June 30, 2002, compared with 16.9% for the for the same period last year.


Cost of maintenance and other recurring revenues. Cost of maintenance and other recurring revenues decreased 5.7% to $77,244 for the second quarter of 2002 from $81,911 for the second quarter of 2001. Cost of maintenance and other recurring revenues decreased 3.9% to $154,124 for the six months ended June 30, 2002, compared with $160,462 for the same period last year. Cost of maintenance and other recurring revenues as a percentage of the related revenue increased to 36.5% for the second quarter 2002, compared to 34.3% for the same period last year. Cost of maintenance and other recurring revenues as a percentage of the related revenue decreased slightly to 30.8% for the six months ended June 30, 2002, compared with 31.5% for the same period last year.


Cost of professional services. Cost of professional services decreased 53.7% to $14,309 for the three months ended June 30, 2002, compared with $30,897 for the same period last year. Cost of professional services decreased 62.7% to $32,670 for the six months ended June 30, 2002 from $87,598 for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 27.6% in the second quarter 2002, compared to 30.1% for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 23.4% for the six months ended June 30, 2002, compared with 34.3% for the same period last year. The decreases in cost were due to reductions in use of outside consultants and the reduction in percentages of related revenue were due to decreased demand for professional services.


Hardware. Cost of hardware sold decreased 10.9% to $40,553 for the three months ended June 30, 2002, compared with $53,673 for the same period last year. Cost of hardware sold decreased 8.4% to $53,673 for the six months ended June 30, 2002, compared with $45,506 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 93.8% for the three months ended June 30, 2002, compared with 94.2% for the same period last year. Cost of hardware as a percentage of the related revenue increased to 93.9% for the three months ended June 30, 2002, compared with 86.0% for the same period last year.

OPERATING EXPENSES


Sales and Marketing. Our sales and marketing expenses for the second quarter of 2002 decreased 34.3% to $48,565, compared with $73,940 for the second quarter of 2001. Sales and marketing expenses for the six months ended June 30, 2002 decreased 18.6% to $112,180, compared with $137,794 in the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 12.9% for the three months ended June 30, 2002, compared with 14.1% for the same period last year. Sales and marketing expenses as a percentage of net revenues increased to 13.3% for the six months ended June 30, 2002, compared with 11.6% for the same period last year.


General and Administrative. Our general and administrative expenses for the second quarter of 2002 decreased 1.4% to $154,304, compared with general and administrative expenses of $156,446 for the second quarter of 2001. General and administrative expenses decreased 15.4% to $291,664 for the six months ended June 30, 2002, compared with $344,660 in the same period last year. General and administrative expenses as a percentage of net revenues increased to 40.9% in the second quarter of 2002, compared with 29.7% in the second quarter of 2001. General and administrative expenses as a percentage of net revenues increased to 34.6% in the six months ended June 30, 2002, compared with 28.9% in the same period last year. The increase in the percentage of general and administrative expenses is related to the lower overall revenues.


Interest Income. Interest income was $1,230 in the second quarter of 2002 compared to $6,540 in 2001. Interest income was $4,648 in the six months ended June 30, 2002, compared with $16,582 in the same period last year. The decrease was primarily due to smaller balances available for investments because of costs we incurred in our reverse merger, write offs of deposits we made on contracts for potential acquisition candidates and legal and accounting costs we incurred related to being publicly held.


Interest Expense. Interest expense was $107 in the second quarter of 2002 compared to $6,970 in the same period last year. Interest expense was $588 in the six months ended June 30, 2002, compared with $10,758 in the same period last year. The decrease in interest expense was due to lower balances on our long-term debt that was paid in full on March 31, 2002.


Provision for Income Taxes. For the three and six months ended June 30, 2002 we recorded a tax credit on losses from continuing operations of $25,902 and $10,944, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2002. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits And Reports On Form 8-K

       (a) Exhibits
               None.

       (b) Reports on Form 8-K
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AVATAR SYSTEMS, INC.

Dated: August 14, 2002                              By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer







 STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
                             18 U.S.C. SECTION 1350


The undersigned, Robert C. Shreve, Jr., is the President and Chief Executive Officer of Avatar Systems Inc. (the "Company").


This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002. (the "Report").


By execution of this statement, I certify that:

     (A) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m(a) or 78o(d) and

     (B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.


This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Act of 1934, as amended.

                                                    AVATAR SYSTEMS, INC.

Dated: August 14, 2002                              By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer