Form 10QSB
period 2002-09-30
AVATAR SYSTEMS INC
filed 2002-11-14
CIK 707063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2002

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


           Class                            Number of shares outstanding
                                               at September 30, 2002


 Common stock,  $0.001 par value                       8,695,652



================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1. FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL STATEMENTS....1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................5
   ITEM 3. CONTROLS AND PROCEDURES.............................................7

PART II. OTHER INFORMATION.....................................................8

   ITEM 1. LEGAL PROCEEDINGS...................................................8
   ITEM 2. CHANGES IN SECURITIES...............................................8
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................8
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8
   ITEM 5. OTHER INFORMATION...................................................8
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................8
   SIGNATURES..................................................................9
   STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
      SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350......................10


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes to Condensed Financial Statements

                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                     September    December 31,
                                                                        2002           2001
                                                                   ------------   ------------
                                                                    (unaudited)
                                   ASSETS

Current assets:
Cash and cash equivalents                                          $    317,499   $    397,362
Accounts receivable, net                                                659,369        191,861
Prepaid Expense                                                           8,389         22,281
Net assets of discontinued ecommerce subsidiary                            --           51,122
Deferred income taxes                                                   110,564        110,564
                                                                   ------------   ------------
Total current assets                                                 1 ,095,821        773,190
                                                                   ------------   ------------

Property and Equipment - at cost, net                                   149,665        145,268
Purchased Software, net                                                 323,833        416,154
Software Development Costs, net                                      1 ,355,825      1,218,831

Other Assets                                                               --              488
                                                                   ------------   ------------
Total assets                                                       $ 2 ,925,144   $  2,553,931
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                               $      7,933   $     60,402
Accounts payable                                                        490,310        109,307
Accrued expense                                                          46,458         38,088
Deferred revenues                                                       216,821        216,821
                                                                   ------------   ------------
Total current liabilities                                               761,522        424,618
Deferred income taxes                                                   193,548        180,600
Long-term debt                                                             --            3,773
                                                                   ------------   ------------
Total liabilities                                                       955,070        608,991
                                                                   ------------   ------------
Stockholders' equity:
Common  stock,  $0.001 par value;  30,000,000 shares authorized;
  8,695,652 shares, issued and outstanding                                8,696          8,696
Additional paid-in capital                                           1 ,768,345      1,768,345
Retained earnings                                                       193,033        167,899
                                                                   ------------   ------------
Total stockholders' equity                                           1 ,970,074      1,944,940
                                                                   ------------   ------------
Total liabilities and stockholders' equity                         $ 2 ,925,144   $  2,553,931
                                                                   ============   ============

The accompanying notes are an integral part of these financial statements


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME


                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                              --------------------------------    --------------------------------
                                                   2002              2001             2002              2001
Revenues:
 Software                                     $       66,244    $      267,722    $      212,822    $      626,260
 Maintenance                                         237,600           269,426           737,209           778,775
 Professional services                                34,966            62,316           174,458           317,893
 Hardware                                            526,183            58,434           583,338           126,578
                                              --------------    --------------    --------------    --------------
   Net revenues                                      864,993           657,898         1,707,827         1,849,506
Cost of revenues:
 Software                                             19,398            44,761            55,920           105,443
 Maintenance                                          39,528            82,263           193,651           241,806
 Professional services                                12,244            20,772            44,915           109,289
 Hardware                                            431,518            48,889           485,191           107,514
                                              --------------    --------------    --------------    --------------
    Total cost of revenues                           502,688           196,685           779,677           564,052
                                              --------------    --------------    --------------    --------------
      Gross margin                                   362,305           461,213           928,150         1,285,454
Operating expenses:
 Sales and marketing                                  80,623            80,668           192,800           218,462
 General and administrative                          104,878           147,130           396,550           491,788
 Amortization of intangibles                          87,585            50,974           249,177           152,922
 Depreciation                                         20,167            16,767            56,821            50,300
 Write off of acquisition costs                         --                --                --             323,539
                                              --------------    --------------    --------------    --------------
     Total operating expenses                        293,253           295,539           895,348         1,237,011
                                              --------------    --------------    --------------    --------------
       Income from operations                         69,052           165,674            32,802            48,443
  Interest income                                      1,221             4,255             5,869            20,837
  Interest expense                                      --               4,388               588            15,146
                                              --------------    --------------    --------------    --------------
       Income from continuing operations              70,273           165,541            38,083            54,134
       before income taxes
  Provision for income taxes                          23,893            56,284            12,948            18,406
                                              --------------    --------------    --------------    --------------
       Income from continuing operations              46,380           109,257            25,135            35,728
 Discontinued operations:
 Income (loss) from operations of Talon
 Global Systems, Inc. (net of income taxes)             --             (48,091)             --               5,822
                                              --------------    --------------    --------------    --------------
 Loss on disposal of Talon Global Systems,
 Inc. (net of income taxes benefit)                     --             (11,561)             --             (11,561)
                                              --------------    --------------    --------------    --------------

       Net Income                             $       46,380    $       49,605    $       25,135    $       29,989
                                              ==============    ==============    ==============    ==============

Earnings per share:
Basic
Income from continuing operations             $         0.01    $         0.01    $         0.00    $         0.00
Net income                                    $         0.01    $         0.01    $         0.00    $         0.00
Shares used in per share calculations              8,695,652         8,695,652         8,695,652         8,695,652

Diluted
Income from continuing operations             $         0.00    $         0.01    $         0.00    $         0.00
Net income                                    $         0.00    $         0.01    $         0.00    $         0.00
Shares used in per share calculations             14,514,007         8,695,652        14,514,007         8,695,652

The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                         2002              2001
                                                                   -------------     -------------
                                                                             (unaudited)
Cash flows from operating activities:
   Net income                                                      $      25,135     $      29,989
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                         249,318           154,149
     Depreciation                                                         56,821            50,300
     Deferred income taxes                                                12,948            18,406
     Write off of acquisition costs                                         --             323,539
     Changes in operating assets and liabilities:
        Accounts receivable                                             (467,508)         (103,524)
        Inventory                                                           --              24,582
        Prepaid expense                                                   13,892           (32,501)
        Accounts payable and accrued expense                             389,373             7,382
        Deferred revenue                                                    --            (398,440)
                                                                   -------------     -------------
         Net cash provided by operating activities                       279,979            73,882
                                                                   -------------     -------------
Cash flows from investing activities:
   Acquisition of fixed assets                                           (61,218)          (58,532)
   Capitalized software development costs                               (293,504)         (225,000)
   Note receivable from disposal of Talon Global Solutions, Inc.          51,122           (75,600)
   Deposits                                                                 --              (9,314)
                                                                   -------------     -------------
         Net cash used in investing activities                          (303,600)         (368,446)
                                                                   -------------     -------------
Cash flows from financing activities:
   Payments on note payable and capital lease obligation                 (56,242)         (142,802)
                                                                   -------------     -------------
         Net cash used in financing activities                           (56,242)         (142,802)
         Net cash provided by discontinued operations                       --               5,739
                                                                   -------------     -------------
Net decrease in cash and cash equivalents                                (79,863)         (431,627)
Cash and cash equivalents at beginning of period                         397,362           933,007
                                                                   -------------     -------------
Cash and cash equivalents at end of period                         $     317,499     $     501,380
                                                                   =============     =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $         447     $      15,277

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


Operating results from discontinued operations were as follows:

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                             -------------------------    -------------------------
                                                      2002        2001           2002        2001
                                             -----------   -----------    -----------   -----------
Revenues                                     $      --     $    81,753    $      --     $   517,372
Income (loss) before income taxes                   --         (72,865)          --           8,821
Income tax (expense) benefit                        --          24,774           --          (2,999)
Income (loss) from discontinued operations          --         (48,091)          --           5,822



3. Earnings Per Share

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     ------------------------------    -------------------------------
                                                            2002            2001              2002             2001
                                                     --------------  --------------    --------------   --------------
Income from continuing operations                    $       46,380  $      109,257    $       25,135   $      35,728

Loss from discontinued operations                              --           (59,652)             --            (5,739)
Weighted average common shares outstanding - basic        8,695,652       8,695,652         8,695,652       8,695,652

Weighted average shares outstanding - diluted            14,514,007       8,695,652        14,514,007       8,695,652

Earnings per share from continuing operations
Basic                                                $         0.01   $        0.01    $         0.00   $        0.00
                                                     ==============   =============    ==============   =============

Diluted                                              $         0.00   $        0.01    $         0.00   $        0.00
                                                     ==============   =============    ==============   =============

Earnings per share from discontinued operations
Basic                                                $         0.00   $       (0.01)   $         0.00   $        0.00
                                                     ==============   =============    ==============   =============

Diluted                                              $         0.00   $       (0.01)   $         0.00   $        0.00
                                                     ==============   =============    ==============   =============

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


Results of Operations


REVENUES


Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the third quarter ended September 30, 2002 increased 31.5% to $864,993 compared with net revenues of $657,898 for the same period in 2001. Net revenues for the nine months ended September 30, 2002 decreased 7.7% to $1,707,827 compared with net revenues of $1,849,506. Our overall revenues were affected by higher software sales in 2001 due to the release of our Petroware2000 software package, which was released in October of 2001 and a large hardware sale to one of our customers during the current quarter.


Software. Software sales for the third quarter of 2002 decreased 75.3% to $66,244 compared with software sales of $267,722 for the third quarter of 2001. Software sales for the nine months ended September 30, 2002 decreased 66.0% to $212,822, compared with $626,260 from the same period last year. The decrease in software revenues is due to the high levels of sales of our Petroware2000 software package in 2001, which was released in October 2000.

Maintenance and other recurring revenue. Maintenance and other recurring revenue for the third quarter of 2002 decreased 11.8% to $237,600 compared with maintenance and other recurring revenue of $269,426 for the third quarter of 2001. Maintenance and other recurring revenue for the nine months ended September 30, 2002 decreased 5.3% to $737,209 compared with maintenance and other recurring revenue of $778,775 for the same period last year.

Professional services. Professional service revenue for the third quarter of 2002 decreased 43.9% to $34,966 compared with professional service revenue of $62,316 for the third quarter of 2001. Professional service revenue for the nine months ended September 30, 2002 decreased 45.1% to $174,458, compared with $317,893 for the same period last year. The decrease in professional services is related to the lower sales volume of our Petroware2000 software package.

Hardware. Hardware sales for the third quarter of 2002 increased 800.5% to $526,183, compared with hardware sales of $58,434 for the third quarter of 2001. Hardware sales for the nine months ended September 30, 2002 increased 360.9% to $583,338, compared with $126,578 from the same period last year. The increase in hardware sales is due to a large sale to one of our customers.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance and other recurring, cost of professional services, and cost of hardware sales. Our cost of revenues for the third quarter of 2002 increased 155.0% to $501,455 compared with cost of revenues of $196,685 for the third quarter of 2001. Cost of revenues for the nine months ended September 30, 2002 increased 38.2% to $779,677 compared with $564,052 for the same period last year. Cost of revenues as a percentage of net revenues increased to 58.0% for the three months ended September 30, 2002 from 29.9% from the same period in 2001. Cost of revenues as a percentage of net revenue increased to 45.7% for the nine months ended September 30, 2002, compared with 30.5% for the same period last year. The increases in cost of revenues are directly related to the higher cost of a hardware sale that we made to one customer.

Cost of software. Cost of software decreased 56.7% to $19,398 in the third quarter of 2002 from $44,761 in the third quarter of 2001. Cost of software decreased 47.0% to $55,920 in the nine months ended September 30, 2002, compared with $105,443 in the same period last year. The decrease in cost of software is directly related to the decrease in software revenue. Cost of software as a percentage of the related revenue increased to 29.3% for the third quarter of 2002 compared to 16.7% for the same period in 2001.

Cost of maintenance and other recurring revenues. Cost of maintenance and other recurring revenues decreased 52.9% to $38,706 for the third quarter of 2002 from $82,263 for the third quarter of 2001. Cost of maintenance and other recurring revenues decreased 19.9% to $193,651 for the nine months ended September 30, 2002, compared with $241,806 for the same period last year. Cost of maintenance and other recurring revenues as a percentage of the related revenue decreased to 16.3% for the third quarter 2002, compared to 30.5% for the same period last year. Cost of maintenance and other recurring revenues as a percentage of the related revenue decreased to 26.3% for the nine months ended September 30, 2002, compared with 31.0% for the same period last year. The decreases in cost of maintenance and other recurring revenues and percentages of cost of maintenance and other recurring revenues as a percentage of the related revenues are due to reductions in personnel providing maintenance support.

Cost of professional services. Cost of professional services decreased 43.0% to $11,833 for the three months ended September 30, 2002, compared with $20,772 for the same period last year. Cost of professional services decreased 58.9% to $44,915 for the nine months ended September 30, 2002 from $109,289 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 33.8% in the third quarter 2002, compared to 33.3% for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 25.7% for the nine months ended September 30, 2002, compared with 34.4% for the same period last year. The decreases in cost were due to reductions in use of outside consultants and reductions in personnel.

Hardware. Cost of hardware sold increased 782.6% to $431,518 for the three months ended September 30, 2002, compared with $48,889 for the same period last year. Cost of hardware sold increased 351.3% to $485,191 for the nine months ended September 30, 2002, compared with $107,514 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 82.0% for the three months ended September 30, 2002, compared with 83.7% for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 83.2% for the three months ended September 30, 2002, compared with

84.9% for the same period last year. The increases in cost of hardware are directly related to the cost of a hardware sale that we made to one customer.


OPERATING EXPENSES


Sales and Marketing. Our sales and marketing expenses for the third quarter of 2002 decreased 14.4% to $69,014, compared with $80,668 for the third quarter of 2001. Sales and marketing expenses for the nine months ended September 30, 2002 decreased 11.7% to $192,800, compared with $218,462 in the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 8.0% for the three months ended September 30, 2002, compared with 12.3% for the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 11.3% for the nine months ended September 30, 2002, compared with 11.8% for the same period last year.

General and Administrative. Our general and administrative expenses for the third quarter of 2002 decreased 20.0% to $117,720 compared with general and administrative expenses of $147,130 for the third quarter of 2001. General and administrative expenses decreased 19.4% to $396,550 for the nine months ended September 30, 2002, compared with $491,788 in the same period last year. General and administrative expenses as a percentage of net revenues decreased to 13.6% in the third quarter of 2002, compared with 22.4% in the third quarter of 2001. General and administrative expenses as a percentage of net revenues decreased to 23.2% in the nine months ended September 30, 2002, compared with 26.6% in the same period last year. The decreases in general and administrative expenses and the percentage of general and administrative expenses are related cost cutting measures implemented by the company during the current quarter.

Interest Income. Interest income was $1,221 in the third quarter of 2002 compared to $4,255 in 2001. Interest income was $5,869 in the nine months ended September 30, 2002, compared with $20,837 in the same period last year. The decrease was primarily due to smaller balances available for investments because of costs we incurred in our reverse merger, write offs of deposits we made on contracts for potential acquisition candidates and legal and accounting costs we incurred related to being publicly held and lower interest rates.

Interest Expense. There was no interest expense in the third quarter of 2002 compared to $4,388 in the same period last year. Interest expense was $588 in the nine months ended September 30, 2002, compared with $15,146 in the same period last year. The decrease in interest expense was due to lower balances on our long-term debt that was paid in full on March 31, 2002.

Provision for Income Taxes. For the three and nine months ended September 30, 2002 we accrued income tax expense on income from continuing operations of $70,273 and $38,083, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2002. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Item 3. Controls and Procedures

The Chief Executive Officer/Chief Financial Officer of the Company has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. There have been no significant changes in these controls within the reporting period.

During the period immediately after the end of the quarter, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed by November 12, 2002, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Avatar Systems Inc. was held on September 20, 2002. The results of the 2002 Annual Meeting were previously reported to the Securities and Exchange Commission on Form 8-K on September 25, 2002.


Item 5. Other Information


None

Item 6. Exhibits And Reports On Form 8-K

         (a)      Exhibits

                  Exhibit 99.1 Certifications

         (b)      Reports on Form 8-K

                  Form 8-K was filed on September 25, 2002. The items reported are included in Part II, Item 4 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AVATAR SYSTEMS, INC.

Dated: November 12, 2002                            By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer

Statement Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

The undersigned, Robert C. Shreve, Jr., is the President and Chief Executive Officer of Avatar Systems Inc. (the "Company").


This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002. (the "Report").


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

                                                    AVATAR SYSTEMS, INC.

Dated: November 12, 2002                            By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer