Form 10KSB
period 2002-12-31
AVATAR SYSTEMS INC
filed 2003-03-31
CIK 707063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

         As of March 21, 2003, 8,695,652 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the share held by non-affiliates was approximately $187,826 based upon a closing bid price of $.27 per share of Common Stock on the OTC Bulletin Board.


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


         The Issuer's revenue for its most recent fiscal year was $2,152,389.


The following documents are incorporated by reference: None

================================================================================

                                TABLE OF CONTENTS


PART I.........................................................................1
   ITEM 1. BUSINESS............................................................1
     General Development Of Business...........................................1
     History Of HCI............................................................1
     Joint Plan Of Reorganization..............................................1
     Merger with Avatar Systems, Inc...........................................1
     Narrative Description Of Business.........................................2
     Products..................................................................2
     Petroware2000.............................................................2
     Avatar400.................................................................2
     RAPID (ASP Product).......................................................3
     Sales adn Marketing.......................................................3
     Competition...............................................................3
     Customers.................................................................3
     Suppliers.................................................................4
     Licenses, Franchises, Concessions, Royalty Agreement,
     Patents, Trademarks Or Labor Contracts....................................4
     Regulatory and Enviromental Matters.......................................4
     Research and Development..................................................4
     Employees.................................................................5
     Risks Associated with Our Business........................................5
   ITEM 2. PROPERTIES..........................................................7
   ITEM 3. LEGAL PROCEEDINGS...................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7
PART II........................................................................7
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
   MATTERS.....................................................................7
     Hlderss...................................................................7
     Dividends.................................................................8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   OR PLAN OF OPERATIONS.......................................................8
     Results Of Operations.....................................................8
     Liquidity And Capital Resources...........................................9
     Recent Accounting Pronouncements.........................................10
     Use of Estimates and Certain Significant Estimates.......................10
     Revenue Recognition......................................................11
     Software Development Costs...............................................11
     Forward Looking Statements...............................................11
   ITEM 7. FINANCIAL STATEMENTS...............................................12
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE...................................................29
PART III......................................................................29
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
   WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................29
   COMMITTEES OF THE BOARD OF DIRECTORS.......................................30
     Section 16(A) Beneficial Ownership Reporting Compliance..................31
   ITEM 10. EXECUTIVE COMPENSATION............................................31
     Executive Officers.......................................................31
     Employment Agreements....................................................31
     Key Man Insurance........................................................31
     Stock Option Plan........................................................32
     Compensation Table.......................................................33
     Summary Compensation Table...............................................33
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................35
     Statements Filed as Part of this Report:.................................35

                                TABLE OF CONTENTS

     Exhibits.................................................................35
     Reports On Form 8-K......................................................37
   ITEM 14. CONTROLS AND PROCEDURES...........................................37
   SIGNATURES.................................................................38
   EXHIBIT 99.2...............................................................40
   Statement Furnished Pursuant to Section 906 of the Sarbanes-oxley Act
   Of 2002, 18 U.s.c. Section 1350............................................40

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


         The Reorganization Plan provided for the vesting of all of the assets of Hospitality Companies and its subsidiaries in a liquidating trust administered by a trust committee and distribution of the proceeds, in descending order, to secured creditors, priority creditors and unsecured creditors. The Reorganization Plan further provided that HCI would remain in existence, although all capital stock outstanding as of the filing date of the bankruptcy petition was canceled. Under the Reorganization Plan, HCI issued 695,652 shares of its common stock to approximately 450 of HCI's unsecured creditors in settlement of their claims against HCI. Under the Reorganization Plan, HCI was discharged from all debts and liabilities that arose before October 10, 2000.


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

         On November 14, 2000, HCI acquired all of the outstanding common stock of Avatar Systems pursuant to a plan and agreement of merger. The Avatar Systems common stock was acquired from its four shareholders in exchange for 8,000,000 shares of HCI's common stock representing approximately 92% of the HCI's common stock. HCI, as the surviving entity, changed its name to Avatar Systems, Inc., its sole officer and director resigned and HCI's shareholders elected five new directors, who were also serving as directors of Avatar Systems.


     Narrative Description of Business


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


     Customers


         The Company completed a hardware sale with one customer during 2002 for approximately $500,000 which accounted for 78% of hardware revenue and 23% of total revenue in the year ended December 31, 2002. There were no other customers in 2002 or 2001 that accounted for more than 10% of revenues.

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


     Research and Development


         Our capitalized software development costs have been focused on the development of our Avatar400 and Petroware2000 products. We capitalize software development costs applicable to each product after technological feasibility has been established until the product is released to the market. It was necessary for us to develop a Windows-based application to gain a competitive edge and have successful sales in the oil and gas market. Non-capitalized research and development costs include research on the readiness and deployment of various applications via an application service provider model over a wide area network
(WAN) or the Internet. We spent $550,780 on research and development during 2002.

     Employees


         As of December 31, 2002, we had 11 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees.


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


ITEM 2. PROPERTIES


         The Company leases its 7,004 square foot facility at 5728 LBJ Freeway, Suite 270, Dallas, Texas, 75240. The lease for this facility was entered into on August 29, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. The company leases an 884 square foot facility at 310 West Wall Street, Suite 10, Midland, Texas 79701. The lease for this facility was entered into on October 1, 2001 for a twelve-month lease term commencing on November 1, 2002 and expiring on October 31, 2003.


ITEM 3. LEGAL PROCEEDINGS


         From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS


         Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001. On November 5, 2001, our Registration Statement on Form 10 SB became effective and our stock was approved for trading on December 19, 2001 on the NASD OTC Bulletin Board. During 2002, there was only nominal trading in the shares of our common stock. As of March 25, 2003, the last reported trade in our stock was at $0.53. No assurance can be given that an active market will exist for our common stock in the future. On March 25, 2003 the last date reported for our common stock, the closing bid price was $0.27and the closing asked price was $1.01. Our trading symbol is AVSY.OB.


     Holders


         As of March 21, 2003, the Company had approximately 450 shareholders of record and its common stock had a closing bid price of $0.27 per share and a closing asked price of $1.01 per share.

     Dividends


         We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS


     Results of Operations


         Revenues


         Our net revenues include four components: software licensing fees, maintenance, professional services and hardware. Our net revenues for the year ended December 31, 2002 decreased 10% to $2,152,389 compared with net revenues of $2,391,295 for the year ended December 31,2001. Our overall revenues were affected by higher software sales in 2001 due to the release of our Petroware2000 software package, which was released in October of 2000 and a large hardware sale to one of our customers during the current year.


         Software. Software sales for the year ended December 31, 2002 decreased 59.5% to $336,596 compared with software sales of $830,423 in 2001. The decrease in software revenues is due to the high levels of sales of our Petroware2000 software package in 2001, which was released in October 2000.


         Maintenance. Maintenance revenue for the year ended December 31, 2002 decreased 4.8% to $964,989 compared with maintenance revenue of $1,014,067 in 2001.


         Professional services. Professional service revenue for the year ended December 31, 2002 decreased 44.6% to $210,356, compared with professional services revenue of $379,803 in 2001. The decrease in professional services is related to the lower sales volume of our Petroware2000 software package in 2002.


         Hardware. Hardware sales for year ended December 31, 2002 increased 283.5% to $640,448 compared with hardware sales of $167,002 in 2001. The increase in hardware sales is due to a large sale of approximately $500,000 to one of our customers in 2002.


         Cost of Revenues


         Our cost of revenues includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales. Our cost of revenues for the year ended December 31, 2002 increased 22.9% to $879,003 compared with cost of revenues of $715,202 in 2001. Cost of revenues as a percentage of net revenues increased to 40.8% for the year ended December 31, 2002 from 29.9% in 2001. The increase in cost of revenues are primarily related to the higher cost of a hardware sale that we made to one customer.


         Cost of software. Cost of software decreased 47% to $86,864 for the year ended December 31, 2002 from $163,757 in 2001. The decrease in cost of software is directly related to the decrease in software revenue. Cost of software as a percentage of the related revenues increased to 25.8% for the year ended December 31, 2002 compared to 19.7% in 2001 due to the decrease in economies of scale.


         Cost of maintenance. Cost of maintenance revenue decreased 28.5% to $207,496 for the year ended December 31, 2002 from $290,058 in 2001. Cost of maintenance revenue as a percentage of the related revenue increased to 21.5% for the year ended December 31, 2002, compared to 28.6% for the same period last year. The decreases in cost of maintenance and percentages of cost of maintenance as a percentage of the related revenues are due to reductions in personnel providing maintenance support.

         Cost of professional services. Cost of professional services decreased 50.9% to $59,173 for the year ended December 31, 2002, compared with $120,598 in 2001. Cost of professional services as a percentage of the related revenue decreased to 28.1% for the year ended December 31, 2002, compared to 31.8% in 2001. The decreases in cost were related to decreases in demand for professional services. The reduction in percentages of related revenue were due to reductions in use of outside consultants and reductions in personnel.


         Hardware. Cost of hardware sold increased 273.2% to $525,470 for year ended December 31, 2002, compared with $140,789 in 2001. Cost of hardware as a percentage of the related revenue decreased to 82% for the year ended December 31, 2002, compared with 84.3% in 2001. The increases in cost of hardware are directly related to the cost of a hardware sale that was made to one customer.


         Operating Expenses


         Sales and Marketing. Our sales and marketing expenses for the year ended December 31, 2002 decreased 13.7% to $243,026, compared with $281,653 in 2001. Sales and marketing expenses as a percentage of net revenues remained comparable at 11.3% for the year ended December 31, 2002 and 11.8% in 2000.


         General and Administrative. Our general and administrative expenses for the year ended December 31, 2002 decreased 34.9% to $432,116, compared with general and administrative expenses of $664,069 in 2001. General and administrative expenses as a percentage of net revenues decreased to 20.1% for the year ended December 31, 2002, compared with 27.8% in 2001. The decreases in general and administrative expenses and the percentage of general and administrative expenses are related cost cutting measures implemented by the company during the current year.


         Interest Income. Interest income was $6,905 for the year ended December 31, 2002 compared to $23,706 in 2001. The decrease was primarily due to lower interest rates and lower average cash balances during 2002.


         Interest Expense. Interest expense was $588 for the year ended December 31, 2002, compared to $16,883 in 2001. The decrease is due to lower amounts of average debt outstanding during 2002.


         Provision for Income Taxes. For the year ended December 31, 2002, we recorded a deferred tax provision on income from continuing operations of $68,149 compared to $32,317 in 2001. The increase in deferred tax expense is directly attributable to increased net income.


     Liquidity and Capital Resources


         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operation. At December 31, 2002, we had $395,256 in cash and cash equivalents. Cash generated from operations was $610,519 and $135,632 for the year ended December 31, 2002 and 2001, respectively. Cash used for investing activities was $561,883 and $461,857 for the years ended December 31, 2002 and 2001, respectively primarily for cash invested software development and property and equipment. Cash used for financing activities was $50,742 and $176,065 for the years ended December 31, 2002 and 2001, respectively primarily for principal reduction of our long term debt.


         In July 2000, we issued 1,600,000 shares of common stock and warrants in a private transaction to London & Boston Investments, Plc., formerly known as Cybertec Holdings, Plc, for an aggregate consideration of $1.6 million. We have utilized $1.29 million of the proceeds for legal, accounting, investment banking fees and other expenses relating to the merger with HCI, payment of consulting fees to a consultant, investment in a subsidiary, expenses relating to the London & Boston Investments, Plc transaction, salaries and other general and administrative expenses. At December 31, 2002, we had approximately $311,000 remaining of the proceeds.


         At December 31, 2002, we had cash and cash equivalents of $395,256 as compared to cash and cash equivalents of $397,362 at December 31, 2001. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased product demand or that we will be able to deliver our products on a timely and cost-effective basis.


     Recent Accounting Pronouncements


         The Financial Accounting Standards Board ("FASB")recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which the Company adopted on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company's adoption of FAS 144 did not have a significant impact on its financial condition or results of operations.


         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of FAS 146 will have a material impact on its financial position or results from operations.


         In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 ("SFAS 148"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options. Therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.


     Use of Estimates and Certain Significant Estimates


         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant assumptions and estimates are required in the capitalization and amortization of software development costs and revenue recognition. It is a least reasonably possible those estimates could be revised in the near term and those revisions could be material.


     Revenue Recognition


         The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain the computer software products is recognized over the term of the contracts.


     Software Development Costs


         The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86). Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been seven years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. We do not believe that inflation has materially affected our results of operation.


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

ITEM 7. FINANCIAL STATEMENTS



                               Avatar Systems Inc.
                   Index to Consolidated Financial Statements




Reports of Independent Certified Public Accountants                          F-1


Consolidated Financial Statements

    Balance Sheets as of December 31, 2002 and 2001                          F-3

    Statements of Income for the years ended December 31, 2002 and 2001      F-4

    Statements of Stockholders' Equity for the years ended
      December 31, 2002 and 2001                                             F-6

    Statements of Cash Flows for the years ended December 31, 2002 and 2001  F-7

    Notes to Consolidated Financial Statements                       F-8 to F-16

               Report of Independent Certified Public Accountants




To the Board of Directors and Stockholders
Avatar Systems, Inc.


We have audited the accompanying consolidated balance sheet of Avatar Systems, Inc. as of December 31, 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Systems, Inc. as of December 31, 2002, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



HEIN + ASSOCIATES LLP

Dallas, Texas
February 19, 2003

               Report of Independent Certified Public Accountants




To the Board of Directors and Stockholders
Avatar Systems, Inc.


We have audited the accompanying consolidated balance sheet of Avatar Systems, Inc. and Subsidiary, as of December 31, 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Systems, Inc. and Subsidiary as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

Dallas, Texas
March 8, 2002


                              Avatar Systems, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                   -----------------------
                         ASSETS                                       2002         2001
                                                                   ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                                       $  395,256   $  397,362
   Accounts receivable - trade, net of allowance for doubtful
       accounts of $0 and $20,000 in 2002 and 2001, respectively      199,102      191,861
   Prepaid expenses                                                     7,603       22,281
   Deferred income taxes                                               10,319      110,564
   Note receivable                                                       --         51,122
                                                                   ----------   ----------

                  Total current assets                                612,280      773,190

PROPERTY AND EQUIPMENT - at cost, net                                 134,280      145,268

PURCHASED SOFTWARE, net of accumulated
   amortization of $568,602 and $445,508 in 2002
   and 2001, respectively                                             293,060      416,154

SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $384,413 and $176,944
   in 2002 and 2001, respectively                                   1,562,141    1,218,831

OTHER ASSETS                                                             --            488
                                                                   ----------   ----------

                  Total assets                                     $2,601,761   $2,553,931
                                                                   ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                            $   13,433   $   60,402
   Accounts payable - trade                                            75,937      109,307
   Accrued expenses                                                    51,642       38,088
   Deferred revenue                                                   235,016      216,821
                                                                   ----------   ----------

                  Total current liabilities                           376,028      424,618

DEFERRED INCOME TAXES                                                 148,504      180,600

LONG TERM DEBT, less current maturities                                  --          3,773
                                                                   ----------   ----------

                  Total liabilities                                   524,532      608,991

COMMITMENT (Note G)

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 30,000,000 shares
       authorized; 8,695,652 shares, issued and outstanding             8,696        8,696
   Paid-in capital                                                  1,768,345    1,768,345
   Retained earnings                                                  300,188      167,899
                                                                   ----------   ----------
                  Total stockholders' equity                        2,077,229    1,944,940
                                                                   ----------   ----------

                  Total liabilities and stockholders' equity       $2,601,761   $2,553,931
                                                                   ==========   ==========

   The accompanying notes are an integral part of these financial statements.
                                      F-3


                              Avatar Systems, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          Years ended December 31,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
Revenue
   Software                                                              $   336,596    $   830,423
   Maintenance                                                               964,989      1,014,067
   Consulting                                                                210,356        379,803
   Hardware                                                                  640,448        167,002
                                                                         -----------    -----------
                                                                           2,152,389      2,391,295

Cost of Sales
   Software                                                                   86,864        163,757
   Maintenance                                                               207,496        290,058
   Consulting                                                                 59,173        120,598
   Hardware                                                                  525,470        140,789
                                                                         -----------    -----------
                                                                             879,003        715,202
                                                                         -----------    -----------

                  Gross profit                                             1,273,386      1,676,093

Operating expenses
   Sales and marketing                                                       243,026        281,653
   General and administrative                                                432,116        664,069
   Depreciation and amortization                                             404,123        329,080
   Write off of acquisition costs                                               --          323,539
                                                                         -----------    -----------
                                                                           1,079,265      1,598,341

                  Operating income                                           194,121         77,752

Other income (expense)
   Interest income                                                             6,905         23,706
   Interest expense                                                             (588)       (16,883)
                                                                         -----------    -----------
                                                                               6,317          6,823
                                                                         -----------    -----------

                  Income from continuing operations before
                    income taxes                                             200,438         84,575

Deferred income tax expense                                                   68,149         32,317
                                                                         -----------    -----------

                  Income from continuing operations                          132,289         52,258

Discontinued Operations
   Income from operations of Talon Global Solutons, Inc. (net of
      income taxes)                                                             --            7,393
   Loss on disposal of Talon Global Solutions, Inc. (net of applicable
      income taxes)                                                             --          (11,561)
                                                                         -----------    -----------

                  NET INCOME                                             $   132,289    $    48,090
                                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                                       F-4

                              Avatar Systems, Inc.

                                                        Years ended December 31,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------

Earnings per share - basic
   Income from continuing operations                   $       .02   $       .01
                                                       ===========   ===========

   Net income                                          $       .02   $       .01
                                                       ===========   ===========

Earnings per share - diluted
   Income from continuing operations                   $       .01   $       .01
                                                       ===========   ===========

   Net income                                          $       .01   $       .01
                                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                                 8,695,652     8,695,652
                                                       ===========   ===========
   Diluted                                             1 0,437,747     9,512,992
                                                       ===========   ===========






















   The accompanying notes are an integral part of these financial statements.
                                      F-5



                              Avatar Systems, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001




                                    Common stock
                               -----------------------     Paid-in     Retained
                                  Shares      Amount       capital     earnings      Total
                               ----------   ----------   ----------   ----------   ----------
Balance at January 1, 2001      8,695,652        8,696    1,768,345      119,809    1,896,850

Net income                           --           --           --         48,090       48,090
                               ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2001    8,695,652        8,696    1,768,345      167,899    1,944,940

Net income                           --           --           --        132,289      132,289
                               ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2002    8,695,652   $    8,696   $1,768,345   $  300,188   $2,077,229
                               ==========   ==========   ==========   ==========   ==========













   The accompanying notes are an integral part of these financial statements.
                                       F-6


                              Avatar Systems, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years ended
                                                                            December 31,
                                                                         2002         2001
                                                                      ---------    ---------

     Cash flows from operating activities
Income from continuing operations                                    $ 132,289    $  52,258
Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
      Depreciation and amortization                                    404,123      329,080
      Deferred income taxes                                             68,149       32,317
      Write-off of acquisition costs                                      --        323,539
      Changes in operating assets and liabilities
          Accounts receivable - trade                                   (7,241)     (90,242)
          Inventory                                                       --         45,387
          Prepaid expenses and other                                    14,678      (16,251)
          Accounts payable and accrued expenses                        (19,816)    (113,048)
          Deferred revenue                                              18,195     (424,059)
          Other                                                            142       (3,349)
                                                                     ---------    ---------

              Net cash provided by operating activities                610,519      135,632
                                                                     ---------    ---------

     Cash flows from investing activities
Software development costs capitalized                                (550,780)    (389,892)
Purchase of property and equipment                                     (11,103)     (76,443)
Payments received on notes receivable                                     --          4,478
                                                                     ---------    ---------

              Net cash used in investing activities                   (561,883)    (461,857)
                                                                     ---------    ---------

     Cash flows from financing activities
Payments on note payable and capital lease obligations                 (50,742)    (176,065)
                                                                     ---------    ---------

              Net cash used in financing activities                    (50,742)    (176,065)
                                                                     ---------    ---------

              Net cash used in continuing operations                    (2,106)    (502,290)

Net cash used in discontinued operations                                  --        (33,356)
                                                                     ---------    ---------

                  Net decrease in cash and cash equivalents             (2,106)    (535,646)

Cash and cash equivalents at beginning of year                         397,362      933,008
                                                                     ---------    ---------

Cash and cash equivalents at end of year                             $ 395,256    $ 397,362
                                                                     =========    =========

Supplemental disclosure of cash paid for:
    Interest                                                             $     588    $  16,883
                                                                         =========    =========

Supplemental disclosure of noncash investing and financing activities:
    Equipment acquired through foreclosure of note receivable            $  51,122    $    --
                                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.
                                       F-7

                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


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

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of the Company and its inactive wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition
-------------------

The Company recognizes revenue from the initial license for computer software product sales upon delivery of a software package. Revenue from installation, training and customer support is recognized in the period in which the services are provided. Revenue from contracts to maintain the computer software products is recognized over the term of the contracts.

Software Development Costs
--------------------------

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86). Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been seven years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $207,469 and $143,698 for the years ending December 31, 2002 and 2001.

                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Financial Instruments and Credit Risk
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers located principally in the United States. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

The fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and notes payable, approximate their carrying values due to their short term nature.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. During the years ended December 31, 2002 and 2001, the Company recorded no impairment charges.

Income Taxes
------------

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

Stock-based Compensation
------------------------

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



Stock-based Compensation - continued
------------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions for the grants in 2001: expected term of five years from the date of grant; stock price volatility of 100%; risk free interest rate of 4.5%; and no dividends during the expected term as the Company does not have a history of paying cash dividends. There were no options granted in 2002.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income and earnings per share, basic and diluted, for the year ended December 31, 2001 would have been as follows:

   Net income, as reported                                           $   48,090

   Add: Stock-based employee compensation included in reported net
   loss                                                                    --

   Deduct:  Total stock-based  employee  compensation  expense
   determined under fair value method for all awards                    (29,195)
                                                                     ----------

   Net income, proforma                                              $   18,895
                                                                     ==========

   Earnings per share, as reported:
        Basic                                                        $     0.01
                                                                     ==========
        Diluted                                                      $     0.01
                                                                     ==========

   Earnings per share, proforma:
        Basic                                                        $     0.00
                                                                     ==========
        Diluted                                                      $     0.00
                                                                     ==========

Use of Estimates and Certain Significant Estimates
--------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant assumptions and estimates are required in the capitalization and amortization of software development costs. It is a least reasonably possible those estimates could be revised in the near term and those revisions could be material.

                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB")recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which the Company adopted on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company's adoption of FAS 144 did not have a significant impact on its financial condition or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of FAS 146 will have a material impact on its financial position or results from operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 ("SFAS 148"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options. Therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE B - DISCONTINUED OPERATIONS

In October 2001, the Company elected to exit its direct sales software business. In accordance with this plan, the Company sold Talon Global Solutions, Inc., its direct sales software business, to its minority shareholder for $20,000 and a note receivable in the amount of $55,600. The Company recorded a loss of $11,561 on the disposition, net of related income tax benefit of $5,912.

The financial data related to direct sales software business is classified as discontinued operations in 2001.

Operating results from discontinued operations were as follows for the year ended December 31, 2001:

       Revenues                                                         $517,370
       Income before income taxes                                         10,349
       Income tax expense                                                  2,956
       Income from discontinued operations                                 7,393


NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

                                                                December 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------

       Furniture and fixtures                                $110,439   $108,861
       Computer equipment and software                        350,596    289,950
       Telecommunication equipment                             18,603     18,603
                                                             --------   --------
                                                              479,638    417,414
       Less accumulated depreciation                          345,358    272,146
                                                             --------   --------
                                                             $134,280   $145,268
                                                             ========   ========

       During the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $73,213 and $61,379, respectively.


NOTE D - PURCHASED SOFTWARE

    Purchased software is summarized as follows:

                                                                  December 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------

       Purchased Software                                     861,662    861,662
       Less accumulated amortization                          568,602    445,508
                                                             --------   --------
                                                             $293,060   $416,154
                                                             ========   ========

       Purchased software is recorded at cost. Amortization of purchased software is provided on the straight-line method over 7 years. During the years ended December 31, 2002 and 2001, the Company recorded amortization expense of $123,094 in each year.


                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE E - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                            December 31,
                                                                          -----------------
                                                                            2002      2001
                                                                          -------   -------
       Note payable to bank, bearing interest at 10.5% per annum, monthly principal and interest payments of $14,444 through maturity in February 2002, collateralized by substantially all assets of the Company and guaranteed by certain stockholders
         of the Company                                                   $  --     $43,333
                                                                          -------   -------

       Other                                                               13,433    20,842
                                                                          -------   -------
                                                                           13,433    64,175
         Less current maturities                                           13,433    60,402
                                                                          -------   -------
                                                                          $  --     $ 3,773
                                                                          =======   =======


NOTE F - INCOME TAXES

The Company's income tax expense in 2002 and 2001 consisted only of deferred taxes. The Company had no current income tax expense primarily because software development costs are capitalized in these financial statements and charged to expense for federal income tax purposes.

                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE F - INCOME TAXES - Continued

     Deferred tax assets and liabilities consist of the following:

                                                             December 31,
                                                        ----------------------
                                                           2002         2001
                                                        ---------    ---------

       Deferred tax assets
          Net operating loss carryforwards              $  55,126    $ 183,265
          Deferred revenue                                   --        106,630
          Accrued expenses                                 10,319        4,098
          Purchased software amortization                  55,802       42,070
          Property and equipment                             --          1,266
                                                        ---------    ---------
                                                          121,247      337,329

       Deferred tax liability
          Capitalized software                           (254,860)    (400,657)
          Other                                            (4,572)      (6,708)
                                                        ---------    ---------
                                                         (259,432)    (407,365)

       Net deferred tax liability                       $(138,185)   $ (70,036)
                                                        =========    =========

       Net deferred tax asset - current                 $  10,319    $ 110,564
       Net deferred tax liability - long-term            (148,504)    (180,600)
                                                        ---------    ---------

                                                        $(138,185)   $ (70,036)
                                                        =========    =========

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $162,000 which expire in 2022 and 2021.


NOTE G - LEASE OBLIGATIONS

The Company leases its office facility under a non-cancelable operating lease. Future minimum payments are as follows:

        Year ending
       December 31,

           2003                                                          137,900
           2004                                                          133,080
           2005 and thereafter                                            99,810
                                                                        --------

                                                                        $370,790

Rent expense under the operating leases was $151,939 and $123,668 for the years ended December 31, 2002 and 2001, respectively.


                              Avatar Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Year ended December 31,
                                                                ------------------------
                                                                   2002          2001
                                                                ----------   -----------
       Income from continuing operations                        $  132,289   $    52,258
                                                                ==========   ===========

       Loss from discontinued operations                              --          (4,168)
                                                                ==========   ===========

       Weighted average shares outstanding - basic               8,695,652     8,695,652
       Effect of dilutive employee stock options                    14,251        16,580
       Effect of dilutive stock warrants                         1,727,844       800,760
                                                                ----------   -----------

       Weighted average shares outstanding - diluted            10,437,747     9,512,992
                                                                ==========   ===========

       Earnings per share from continuing operations
           Basic                                                $      .02   $       .01
                                                                ==========   ===========
           Diluted                                              $      .01   $       .01
                                                                ==========   ===========
       Earnings (loss) per share from discontinued operations
           Basic                                                $     --     $      --
                                                                ==========   ===========
           Diluted                                              $     --     $      --
                                                                ==========   ===========



NOTE I - STOCK COMPENSATION PLAN AND WARRANTS

In  2000,  the  Company's   shareholders   approved  the  adoption  of  a  stock
compensation  plan.  Stock options are granted at the quoted market price of the
Company's stock at the date of grant, becoming exercisable over periods of up to three years and expire in 2011. In 2001,  options to purchase  118,385 shares at
$1.25 per share were  granted.  No stock options were granted by the Company for the year ended December 31, 2002. At December 31, 2002, 118,500 shares of common stock were reserved for future grant under the 2000 Stock Compensation Plan.

Option activity for the years ended December 31, 2002 and 2001 is summarized as follows:


                                                     2002                      2001
                                           ------------------------   -----------------------
                                                          Weighted                  Weighted
                                                          Average                   Average
                                                          Exercise                  Exercise
                                             Options       Price        Options      Price
                                           ----------    ----------   ----------   ----------
Options outstanding at beginning of year      118,358    $     1.25         --     $     --
Options granted                                  --            --        118,358         1.25
Options exercised                                --            --           --           --
Options forfeited                             (28,962)         1.25         --           --
                                           ----------    ----------   ----------   ----------

Options outstanding at end of year             89,396    $     1.25      118,358   $     1.25
                                           ==========    ==========   ==========   ==========

Options exercisable at end of year             89,396    $     1.25      118,358   $     1.25
                                           ==========    ==========   ==========   ==========




The options outstanding at December 31, 2002 have a weighted average remaining life of 8 years.

The Company has outstanding warrants to purchase 5,700,000 shares of stock. The warrants have an exercise price of $1.00 per share, are all currently exercisable and expire in July 2005.

NOTE J - RELATED PARTIES

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company's Board of Directors. Total revenues from that company were $41,685 and $49,813 in 2002 and 2001, respectively. The Company had $823 and $3,568 of accounts receivable at December 31, 2002 and 2001, respectively, related to services performed for that company.

NOTE K - MAJOR CUSTOMERS

The Company completed a hardware sale with one customer during 2002 for approximately $500,000 which accounted for 78% of hardware revenue and 23% of total revenue in the year ended December 31, 2002. There were no other customers in 2002 or 2001 that accounted for more than 10% of revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         (a) On November 6, 2002, Avatar Systems, Inc. (the "Registrant") engaged Hein & Associates LLP as its independent accountants for the fiscal year ending December 31, 2002. Also on November 6, 2002, Grant Thornton LLP was dismissed as the Registrant's independent accountant.


         (b) The report of Grant Thornton LLP on the Registrant's financial statements for the fiscal year ended December 31, 2001, contained no adverse opinion or disclaimer of opinion nor was it qualified as to audit scope or accounting principles.


         (c) The Registrant's Board of Directors made the decision to engage Hein & Associates LLP.


         (d) In connection with the prior audit for the fiscal year ended December 31, 2001, and from December 31, 2001 to November 6, 2002, there have been no disagreements with Grant Thornton LLP on any matter of accounting principles and practices, financial statement disclosure or auditing scope or procedure.


         (e) The Registrant did not consult with Hein & Associates LLP with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Registrant's financial statements.


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

                      Name        Age   Position with Avatar
          ---------------------  -----  ----------------------------------------
          Robert C. Shreve, Jr.    40   President, Chief Executive Officer,
                                        Chief Financial Officer, Chairman of the
                                        Board and Director
          Charles Timothy Allen    52   Director
          Orville Gregory Allen    46   Director
          Stephen A. Komlosy       61   Director
          Cindy Skelton            42   Secretary

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


Committees of the Board of Directors

         Members of the audit committee are Mr. Charles Timothy Allen and Mr. Stephen A. Komlosy. The Board of Directors does not have any other committees at this time.

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


         Based solely on the Company's review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were met.


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


     Key Man Insurance


         We currently pay an annual premium of approximately $1,600 for a life insurance policy in the amount of $1,000,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer. The proceeds of the policy are payable to us.


     Stock Option Plan


         On  November  14,  2000,  our  shareholders  approved  our  2000  Stock
Compensation  Plan.  The  number of shares of common  stock  which may be issued under the 2000 Plan shall  initially be 400,000  shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common  stock  equal to 5% of the total  outstanding  shares  of  common  stock, provided  that the  aggregate  number of shares  of  common  stock  which may be granted  under the 2000 Plan  shall not  exceed  1,500,000  shares.  We may also utilize  the  granting  of  options  under  the 2000 Plan to  attract  qualified individuals to become our employees and  non-employee  directors,  as well as to ensure the retention of management of any acquired  business  operations.  Under the 2000 Plan,  we may also grant  restricted  stock  awards.  Restricted  stock represents shares of common stock issued to eligible participants under the 2000
Plan subject to the  satisfaction  by the  recipient of certain  conditions  and enumerated  in the specific  restricted  stock grant.  Conditions,  which may be imposed,  include,  but are not limited  to,  specified  periods of  employment,
attainment  of  personal   performance   standards  or  our  overall   financial
performance. The granting of restricted stock represents an additional incentive for eligible  participants  under the 2000 Plan to promote our  development  and growth,  and may be used by our  management as another  means of attracting  and retaining  qualified  individuals  to  serve  as our  employees  and  directors.
Currently,  options to purchase 89,396 shares of our common stock at an exercise price of $1.25 per share have been granted to 9 employees.  Such options  expire on January 10, 2011. No options have been granted to our officers or directors.




-----------------------------------------------------------------------------------------------------------------------
                                        (a)                      (b)                             (c)
-----------------------------------------------------------------------------------------------------------------------
      Plan Category          Number of securities to be     Weighted-average          Number of securities remaining
                               issued upon exercise of      exercise price of      available for future issuances under
                                 outstanding options,      outstanding options,          equity compensation plans
                                 warrants and rights       warrants and rights    (excluding securities in column (a))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                        89,396                    1.25                               1,410,604
approved by security holders
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                      --                        --                                    --
approved by security holders
-----------------------------------------------------------------------------------------------------------------------
Total                                            89,396                    1.25                               1,410,604
-----------------------------------------------------------------------------------------------------------------------


     Compensation Table


         The information set forth below concerns the cash and non-cash compensation to executive officers for each of the past three fiscal years ended
December 31, 2002, 2001 and 2000. In each case, the compensation listed was paid by our Company or Avatar Systems, Ltd., our predecessor entity. Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief
Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.


     Summary Compensation Table

                                                                                       Long-Term Compensation
                Name/Title                           Annual Compensation                        Awards
----------------------------------------------------------------------------------- -----------------------------
                                                                                                      Securities
                                                                                                      Underlying
                                                                     Other Annual    Restricted     Options/SARs/
                                             Year    Salary/Bonus    Compensation   Stock Awards      Warrants
                                           -------- --------------  --------------- -------------- --------------
Robert C. Shreve, Jr., President, Chief     2002      $125,000          $5,208          None            None
   Executive Officer, Chief Financial       2001      $125,000          $6,090          None            None
   Officer and Director                     2000      $108,160           N/A            None         1,600,000(1)

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The table below sets forth, as of March 17, 2003, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                                 Shares Beneficially  Percentage of Shares
         Name(1)                                        Owed           Owned Beneficially
         --------------------------------------  -------------------  --------------------
         Robert C. Shreve, Jr..................      3,200,000(2)             31.1
         Charles Timothy Allen.................      2,650,000(3)             29.6
         Orville Gregory Allen.................      2,650,000(4)             29.6
         London & Boston Investments, Plc......      2,619,402(5)             27.9
         Stephen A. Komlosy....................      3,220,402(6)             31.3
         Merchant Capital Holdings, Ltd........      2,000,000(7)             18.7
         Geoffrey Dart.........................      2,000,000(8)             18.7
         Cindy Skelton(9)......................               -0-              -0-
         Officers and directors as a group (5
              persons).........................    13,720,402(10)             95.3

---------------
(1) Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned. In addition, unless otherwise indicated, the address of each beneficial owner identified below is c/o Avatar Systems, Inc., 5728 LBJ Freeway, Suite 270, Dallas, Texas 75240.
(2) Includes 1,600,000 shares of common stock, which may be issued to Mr. Shreve upon exercise of 1,600,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Mr. Shreve is the President, Chief Executive Officer, Chief Financial Officer and a director of Avatar.
(3) Includes 250,000 shares of common stock, which may be issued to Mr. Allen upon exercise of 250,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Mr. Allen is a director of Avatar.
(4) Includes 250,000 shares of common stock, which may be issued to Mr. Allen upon exercise of 250,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10,2005. Mr. Allen is a director of Avatar.
(5) Includes 1,619,402 shares owned by London & Boston Investments, Plc and 1,000,000 shares of common stock which may be issued to London & Boston upon exercise of warrants to purchase 1,000,000 shares of common stock at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. London & Boston's address is 133 Ebury Street, London SW1W9QU, England.
(6) Includes 1,619,402 shares owned by London & Boston and 1,000,000 shares of common stock, which may be issued to London & Boston upon exercise of warrants to purchase 1,000,000 shares at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Stephen A. Komlosy is the Managing Director of London & Boston and is authorized to vote such shares on behalf of London & Boston. Also includes 1,000 shares owned by General Trading Corporation, Ltd., a Komlosy family company. Mr. Komlosy has the authority to vote such shares on behalf of General Trading Company. Also includes 600,000 shares of common stock, which may be issued to Mr. Komlosy upon exercise of warrants to purchase 600,000 shares of Avatar's common stock at $1.00 per share. Such warrants expire July 10, 2005. Mr. Komlosy is a director of Avatar. Mr. Komlosy's address is 133 Ebury Street, London SW1W9QU, England.
(7) Merchants Capital Holdings, Ltd. address is 133 Ebury Street, London, England SW1W 9QU. Merchant Capital holds warrants to purchase 2,000,000 shares of Avatar's common stock at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005.
(8) Includes warrants to purchase 2,000,000 shares of Avatar's common stock at $1.00 per share held by Merchant Capital. Such warrants are currently exercisable and expire July 10, 2005. Mr. Dart is the Managing Director of Merchant Capital Holdings and has authority to vote such shares when issued on behalf of Merchant Capital Holdings. Mr. Dart's address is the same as Merchant Capital Holdings, Ltd. Mr. Dart served on the Board of Directors unitl January 27, 2003, when he resigned from the Board. (9) Ms. Skelton is the Secretary of Avatar.
(10) See preceding notes for an explanation of the ownership of the 13,720,402 shares.


         We currently have 8,695,652 outstanding shares of common stock of which approximately 675,000 shares are owned by approximately 450 persons. The remaining shares are owned by our principal shareholders as noted in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company's Board of Directors. Total revenues from that company were $41,685 and $49,813 in 2002 and 2001, respectively. The Company had $823 and $3,568 of accounts receivable at December 31, 2002 and 2001, respectively, related to services performed for that company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Statements filed as part of this Report:


         1. Consolidated Financial Statements


         See "Index to Consolidated Financial Statements" under Item 7 of this Report.


     Exhibits


         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:


         Exhibit 99.2 Statement Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------

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

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------

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

10.10*   2000 Stock  Compensation Plan of Avatar Systems,  Inc. dated October 9,
         2000

10.11* Amended and Restated Loan Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.12* Amended and Restated Term Loan Promissory Note dated July 10, 2000 in the principal amount of $288,888.96

10.13* Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.14* Copyright Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------

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


ITEM 14. CONTROLS AND PROCEDURES


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


         During the period immediately after the end of the year, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed by March 21, 2003, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AVATAR SYSTEMS, INC.

Dated: March 28, 2003                          By: /s/ ROBERT C. SHREVE, JR.
                                                  ------------------------------
                                                Robert C. Shreve, Jr., President
                                                     Chief Executive Officer
                                                     Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 28, 2003                          By: /s/    ROBERT C. SHREVE, JR.
                                                  ------------------------------
                                                      Robert C. Shreve, Jr.
                                                     Chief Executive Officer
                                                     Chief Financial Officer
                                                            Director

Dated: March 28, 2003                          By: /s/ CHARLES TIMOTHY ALLEN.
                                                  ------------------------------
                                                      Charles Timothy Allen
                                                            Director

Dated: March 28, 2003                          By: /s/ ORVILLE GREGORY ALLEN.
                                                  ------------------------------
                                                      Orville Gregory Allen
                                                            Director

Dated: March 28, 2003                          By: /s/  STEPHEN A. KOMLOSY
                                                  ------------------------------
                                                       Stephen A. Komlosy
                                                            Director

                                 CERTIFICATIONS

I, Robert C. Shreve, Jr., certify that:

1.       I have  reviewed  this annual  report on Form 10-KSB of Avatar  Systems
         Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and I have:
         a)       designed  such  disclosure  controls and  procedures to ensure that material  information  relating to the registrant is made known to me by  others  within  those  entities,  particularly during the period in which this annual report was prepared;
         b)       evaluated the  effectiveness  of the  registrant's  disclosure controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
                  and
         c)       presented  in this  annual  report  my  conclusions  about the effectiveness of the disclosure  controls and procedures based on the required evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a)       all  significant  deficiencies  in the design or  operation of
                  internal   controls   which   could   adversely   affect   the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)       any fraud,  whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003

                              /s/ Robert C. Shreve, Jr.
                             ---------------------------------------------------
                             Chief Executive Officer and Chief Financial Officer
                                 (principal executive and accounting officer)