Form 10QSB
period 2003-03-31
AVATAR SYSTEMS INC
filed 2003-05-15
CIK 707063

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                 Number of shares outstanding at March 31, 2003


Common stock,  $0.001 par value                       8,695,652



--------------------------------------------------------------------------------
================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1. FINANCIAL STATEMENTS AND NOTES TO CONDENSED FINANCIAL
           STATEMENTS..........................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................4
   ITEM 3. CONTROLS AND PROCEDURES.............................................5

PART II. OTHER.................................................................6


INFORMATION....................................................................6

   ITEM 1. LEGAL PROCEEDINGS...................................................6
   ITEM 2. CHANGES IN SECURITIES...............................................6
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................6
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6
   ITEM 5. OTHER INFORMATION...................................................6
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................6
   SIGNATURES..................................................................7
   CERTIFICATIONS..............................................................8
   EXHIBIT 99.3................................................................9
   STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
   2002, 18 U.S.C. SECTION 1350...............................................9


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes to Condensed Financial Statements

                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                       March      December 31,
                                                                   ------------   ------------
                                                                       2003           2002
                                                                   ------------   ------------
                                                                    (unaudited)
                                                                   ------------   ------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                          $    408,488   $    395,256
Accounts receivable, net                                                144,284        199,102
Prepaid Expense                                                           6,817          7,603
Deferred income taxes                                                    10,319         10,319
                                                                   ------------   ------------
Total current assets                                                    569,908        612,280

Property and Equipment - at cost, net                                   143,018        134,280
Purchased Software, net                                                 265,099        293,060
Software Development Costs, net                                       1,597,293      1,562,141
                                                                   ------------   ------------

Total assets                                                       $  2,575,318   $  2,601,761
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                               $      7,218   $     13,433
Accounts payable                                                         60,307         75,937
Accrued expense                                                          43,270         51,642
Deferred revenues                                                       235,016        235,016
                                                                   ------------   ------------
Total current liabilities                                               345,811        376,028
Deferred income taxes                                                   149,788        148,504
                                                                   ------------   ------------
Total liabilities                                                       495,599        524,532
Stockholders' equity:
Common  stock,  $0.001 par value;  30,000,000 shares authorized;
8,695,652 shares, issued and outstanding                                  8,696          8,696
Additional paid-in capital                                            1,768,345      1,768,345
Retained earnings                                                       302,678        300,188
                                                                   ------------   ------------
Total stockholders' equity                                            2,079,719      2,077,229
                                                                   ------------   ------------
Total liabilities and stockholders' equity                         $  2,575,318   $  2,601,761
                                                                   ============   ============

The accompanying notes are an integral part of these financial statements

                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
                                                            (unaudited)
                                                    ----------------------------
Revenues:
 Software                                           $     73,558    $     76,330
 Maintenance                                             285,764         287,954
 Professional services                                    33,353          87,637
 Hardware                                                 28,225          13,940
                                                    ------------    ------------
   Net revenues                                          420,900         465,861
                                                    ------------    ------------
Cost of revenues:
 Software                                                 16,279          18,972
 Maintenance                                              39,846          76,879
 Professional services                                    12,186          18,362
 Hardware                                                 25,285          13,120
                                                    ------------    ------------
    Total cost of revenues                                93,596         127,333
                                                    ------------    ------------
      Gross profit                                       327,304         338,528
Operating expenses:
 Sales and marketing                                      88,180          63,614
 General and administrative                              135,195         137,363
 Amortization of intangibles                              88,809          74,007
 Depreciation                                             12,134          16,487
                                                    ------------    ------------
     Total operating expenses                            324,318         291,471
                                                    ------------    ------------
       Operating income                                    2,986          47,057
  Interest income                                            788           3,418
  Interest expense                                          --               481
                                                    ------------    ------------
       Income from operations before                       3,774          49,994
       income taxes
  Deferred income tax expense                              1,284          14,958
                                                    ------------    ------------

       Net Income                                   $      2,490    $     35,036
                                                    ============    ============

Earnings per share:
Basic
Net income                                          $         *     $         *
                                                    ============    ============
Shares used in per share calculations                  8,695,652        8,695,65
                                                    ============    ============

Diluted
Net income                                          $         *     $         *
                                                    ============    ============
Shares used in per share calculations                  8,695,652      11,590,036
                                                    ============    ============

* Less than $0.01 per share.

The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
                                                                                  (unaudited)
                                                                         ----------------------------
Cash flows from operating activities:
   Net income                                                            $      2,490    $     35,036
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                               88,809          74,007
     Depreciation                                                              12,134          16,487
     Deferred income taxes                                                      1,284          14,958
     Changes in operating assets and liabilities:
        Accounts receivable                                                    54,818          (4,123)
        Prepaid expense                                                           786           8,125
        Accounts payable and accrued expense                                  (24,002)        (25,181)
        Deferred revenue                                                         --              --
                                                                         ------------    ------------
         Net cash provided by operating activities                            136,319         119,309
Cash flows from investing activities:
   Property and Equipment                                                     (20,872)         (2,215)
   Capitalized software development costs                                     (96,000)        (96,000)
   Payments received on note receivable                                          --             9,052
   Other                                                                         --               141
                                                                         ------------    ------------
         Net cash used in investing activities                               (116,872)        (89,022)
Cash flows from financing activities:
   Payments on note payable and capital lease obligation                       (6,215)        (47,707)
                                                                         ------------    ------------
         Net cash used in financing activities                                 (6,215)        (47,707)
                                                                         ------------    ------------
Net increase (decrease) in cash and cash equivalents                           13,232         (17,420)
Cash and cash equivalents at beginning of period                              395,256         397,362
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $    408,488    $    379,942
                                                                         ============    ============

Supplemental disclosure of cash paid for:
   Interest                                                              $       --      $        481
                                                                         ============    ============

Supplemental disclosure of noncash investing and financing activities:
   Equipment acquired through foreclosure of note receivable             $       --      $     42,070
                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.

                              AVATAR SYSTEMS, INC.


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation


We prepared the condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2002 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.


In our opinion, the condensed financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown.


Certain items in the March 31, 2002 financial statements have been reclassified to conform with subsequent presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as other information set forth in our 2002 Annual Report on Form 10-KSB filed with the SEC and other documents we file from time to time with the SEC.


Results of Operations


REVENUES


Our net revenues include four components: software licensing fees, maintenance, professional services and hardware. Our net revenues for the first quarter ended March 31, 2003 decreased 9.7% to $420,900 compared with net revenues of $465,861 for the same period in 2002. The decrease in revenues was due primarily to a reduction in demand for professional services


Software. Software sales for the first quarter of 2003 decreased 3.6% to $73,558 compared with software sales of $76,330 for the first quarter of 2002.


Maintenance revenue. Maintenance revenue for the first quarter of 2003 decreased 0.8% to $285,764 compared with maintenance of $287,954 for the first quarter of 2002.


Professional services. Professional service revenue for the first quarter of 2003 decreased 61.9% to $33,353 compared with professional service revenue of $87,637 for the first quarter of 2002. The decrease in professional services is related to the lower sales volume of our Petroware2000 software package subsequent to its initital release in October of 2001.

Hardware. Hardware sales for the first quarter of 2003 increased 102.5% to $28,225, compared with hardware sales of $13,940 for the first quarter of 2002.


COST OF REVENUES


Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the first quarter of 2003 decreased 26.5% to $93,596 compared with cost of revenues of $127,333 for the first quarter of 2002. Cost of revenues as a percentage of net revenues decreased to 22.2% for the three months ended March 31, 2003 from 27.3% for the same period in 2002.


Cost of software. Cost of software decreased 14.2% to $16,279 in the first quarter of 2003 from $18,972 in the first quarter of 2002. The decrease in cost of software is directly related to the decrease in software revenue. Cost of software as a percentage of the related revenue decreased to 22.1% for the first quarter of 2003 compared to 24.9% for the same period in 2002.


Cost of maintenance revenue. Cost of maintenance revenue decreased 48.2% to $39,846 for the first quarter of 2003 from $76,879 for the firstquarter of 2002. Cost of maintenance revenue as a percentage of the related revenue decreased to 13.9% for the first quarter 2003, compared to 26.7% for the same period last year. The decreases in cost and percentage of maintenance revenue are due to reductions in personnel providing maintenance support.


Cost of professional services. Cost of professional services decreased 33.6% to $12,186 for the three months ended March 31, 2003, compared with $18,362 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 36.5% in the first quarter 2003, compared to 21.0% for the same period last year. The decrease in cost of professional services was directly related to lower professional services revenue.


Hardware. Cost of hardware sold increased 92.7% to $25,285 for the three months ended March 31, 2003, compared with $13,120 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 89.6% for the three months ended March 31, 2003, compared with 94.1% for the same period last year.


OPERATING EXPENSES


Sales and Marketing. Our sales and marketing expenses for the first quarter of 2003 increased 38.6% to $88,180, compared with $63,614 for the first quarter of 2002. Sales and marketing expenses as a percentage of net revenues increased to 21.0% for the three months ended March 31, 2003, compared with 13.7% for the same period last year. The increases in sales and marketing costs and percentages are the result of the implementation of new marketing programs.


General and Administrative. Our general and administrative expenses for the first quarter of 2003 decreased 1.6% to $135,195 compared with general and administrative expenses of $137,363 for the first quarter of 2002. General and administrative expenses as a percentage of net revenues increased to 32.1% in the first quarter of 2003, compared with 29.5% in the first quarter of 2002. The increase in general and administrative expenses as a percentage of net revenues was due to the overall decrease in net revenues.


Interest Income. Interest income was $788 in the first quarter of 2003 compared to $3,418 in 2002. The decrease was primarily due to smaller balances available for investments and lower interest rates.


Provision for Income Taxes. For the three months ended March 31, 2003 we accrued income tax expense on operating income of $1,284, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2003. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

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

During the period immediately after the end of the quarter, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed by April 30, 2003, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

                                 PART II. OTHER
                                   INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

         (a)      Exhibits
                  Exhibit  99.3 Certifications

         (b)      Reports on Form 8-K
                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AVATAR SYSTEMS, INC.

Dated: May 14, 2003                                 By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer

                                 Certifications

I, Robert C. Shreve, Jr., certify that:

1.       I have reviewed this quarterly  report on Form 10-QSB of Avatar Systems
         Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and I have:

         a)       designed  such  disclosure  controls and  procedures to ensure that material  information  relating to the registrant is made known to me by  others  within  those  entities,  particularly during the period in which this quarterly report was prepared;
         b)       evaluated the  effectiveness  of the  registrant's  disclosure controls and  procedures  as of a date within 90 days prior to the filing  date of this  quarterly  report  (the  "Evaluation
                  Date"); and
         c)       presented in this quarterly  report my  conclusions  about the effectiveness of the disclosure  controls and procedures based on the required evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a)       all  significant  deficiencies  in the design or  operation of
                  internal   controls   which   could   adversely   affect   the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)       any fraud,  whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 14, 2003

               /s/  Robert C. Shreve, Jr.
              ---------------------------
              Chief Executive Officer and Chief Financial Officer
              (principal executive and accounting officer)