Form 10QSB
period 2003-06-30
AVATAR SYSTEMS INC
filed 2003-08-14
CIK 707063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2003

                                       Or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-32925

                              AVATAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

              Texas                                       75-2796037
(State or other jurisdiction of )           (IRS Employer Identification Number)
  incorporation or organization
                5728 LBJ Freeway, Suite 270, Dallas, Texas 75240
              (Address of principal executive offices and zip code)


                                 (972) 720-1800
              (Registrant's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                Class              Number of shares outstanding at June 30, 2003


 Common stock,  $0.001 par value                  8,695,652




================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1. FINANCIAL STATEMENTS................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................4
   ITEM 3. CONTROLS AND PROCEDURES.............................................6

PART II. OTHER INFORMATION.....................................................6

   ITEM 1.  LEGAL PROCEEDINGS..................................................6
   ITEM 2.  CHANGES IN SECURITIES..............................................6
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7
   ITEM 5.  OTHER INFORMATION..................................................7
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................7
   SIGNATURES..................................................................8



                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                               June 30,     December 31,
                                                                 2003           2002
                                                             (unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents                                    $    415,039   $    395,256
Accounts receivable, net                                          101,741        199,102
Prepaid Expense                                                     6,031          7,603
Deferred income taxes                                              10,319         10,319
                                                             ------------   ------------
Total current assets                                              533,130        612,280

Property and Equipment - at cost, net                             189,840        134,280
Purchased Software, net                                           237,137        293,060
Software Development Costs, net                                 1,632,445      1,562,141
                                                             ------------   ------------

Total assets                                                 $  2,592,552   $  2,601,761
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                         $      9,729   $     13,433
Accounts payable                                                   51,204         75,937
Accrued expense                                                    63,464         51,642
Deferred revenues                                                 235,016        235,016
                                                             ------------   ------------
Total current liabilities                                         359,413        376,028
Deferred income taxes                                             141,368        148,504
Long-term debt                                                     29,678           --
                                                             ------------   ------------
Total liabilities                                                 530,459        524,532
Stockholders' equity:
Common  stock,  $0.001 par value; 30,000,000 shares
authorized; 8,695,652
shares, issued and outstanding                                      8,696          8,696
Additional paid-in capital                                      1,768,345      1,768,345
Retained earnings                                                 285,052        300,188
Total stockholders' equity                                      2,062,093      2,077,229
                                                             ------------   ------------
Total liabilities and stockholders' equity                   $  2,592,552   $  2,601,761
                                                             ============   ============






The accompanying notes are an integral part of these financial statements


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME

                                        Three Months Ended June 30,       Six Months Ended June 30,
                                            2003            2002            2003            2002
                                        ------------    ------------    ------------    ------------
Revenues:
 Software                               $     79,568    $     70,248    $    153,126    $    146,578
 Maintenance                                 230,493         211,655         516,258         499,607
 Professional services                        43,449          51,855          76,802         139,491
 Hardware                                      8,209          43,216         106,434          57,156
                                        ------------    ------------    ------------    ------------
    Net revenues                             431,719         376,974         852,620         842,832
Cost of revenues:
 Software                                     31,562          17,551          47,841          36,522
 Maintenance                                  41,882          77,244          81,728         154,124
 Professional services                        11,510          14,309          23,696          32,670
 Hardware                                     53,531          40,553          78,815          53,673
                                        ------------    ------------    ------------    ------------
     Total cost of revenues                  138,485         149,657         232,080         276,989
                                        ------------    ------------    ------------    ------------
       Gross margin                          293,234         227,317         620,540         565,843
Operating expenses:
  Sales and marketing                        105,204          48,565         193,382         112,180
  General and administrative                 110,334         154,304         245,530         291,664
  Amortization of intangibles                 88,809          87,585         177,618         161,592
  Depreciation                                15,474          20,167          27,609          36,654
                                        ------------    ------------    ------------    ------------
      Total operating expenses               319,821         310,621         644,139         602,090
                                        ------------    ------------    ------------    ------------
        Operating income (loss)              (26,587)        (83,304)        (23,599)        (36,247)
   Interest income                               665           1,230           1,453           4,648
   Interest expense                              126             107             126             588
                                        ------------    ------------    ------------    ------------
        Loss from operations before          (26,048)        (82,181)        (22,272)        (32,187)
        income taxes
   Deferred income tax benefit                (8,420)        (25,902)         (7,136)        (10,944)
                                        ------------    ------------    ------------    ------------

         Net loss                       $    (17,628)   $    (56,279)   $    (15,136)   $    (21,243)
                                        ============    ============    ============    ============

Loss per share:
Basic
Net loss                                $          *    $          *    $          *    $          *
                                        ============    ============    ============    ============
Shares used in per share calculations      8,695,652       8,695,652       8,695,652       8,695,652
                                        ============    ============    ============    ============

Diluted
Net loss                                $          *    $          *    $          *    $          *
                                        ============    ============    ============    ============
Shares used in per share calculations      8,695,652       8,695,652       8,695,652       8,695,652
                                        ============    ============    ============    ============

* Less than $(0.01) per share.


The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended June 30,
                                                                            2003           2002
                                                                               (unaudited)

Cash flows from operating activities:
   Net loss                                                              $  (15,136)    $  (21,243)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Amortization of intangibles                                            177,618        161,732
     Depreciation                                                            27,609         36,654
     Deferred income taxes                                                   (7,136)       (10,944)
     Changes in operating assets and liabilities:
        Accounts receivable                                                  97,361         10,165
        Prepaid expense                                                       1,572         13,106
        Accounts payable and accrued expense                                (12,911)         7,870
                                                                         ----------     ----------
          Net cash provided by operating activities                         268,977        197,340
Cash flows from investing activities:
   Acquisition of fixed assets                                              (46,154)       (60,584)
   Capitalized software development costs                                  (192,000)      (192,000)
   Payment received on note receivable                                         --           51,122
                                                                         ----------     ----------
          Net cash used in investing activities                            (238,154)      (201,462)
Cash flows from financing activities:
   Payments on note payable and capital lease obligation                    (11,040)       (50,552)
                                                                         ----------     ----------
Net change in cash and cash equivalents                                      19,783        (54,674)
Cash and cash equivalents at beginning of period                            395,256        397,362
                                                                         ----------     ----------
Cash and cash equivalents at end of period                               $  415,039     $  342,688
                                                                         ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $      126     $      441
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


Results of Operations


Revenues


Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the second quarter ended June 30, 2003 increased 14.5% to $431,719 compared with net revenues of $376,974 for the same period in 2002. Net revenues for the six months ended June 30, 2003 increased 1.2% to $852,620 compared with net revenues of $842,832 for the same period last year. Net revenues were impacted primarily by an increase in maintenance revenue and an increase in sales of AS400 hardware.


Software. Software sales for the second quarter of 2003 increased 13.3% to $79,568 compared with software sales of $70,248 for the second quarter of 2002. Software sales for the six months ended June 30, 2003 increased 4.5% to $153,126, compared with $146,578 from the same period last year. The increase in software sales is due to our increased marketing efforts.


Maintenance. Maintenance and other recurring revenue for the second quarter of 2003 increased 8.9% to $230,493 compared with maintenance and other recurring revenue of $211,655 for the second quarter of 2002. Maintenance and other recurring revenue for the six months ended June 30, 2003 increased 3.3% to $516,258 compared with maintenance and other recurring revenue of $499,607 for the same period last year. The increase in maintenance revenue is directly related to the increase in numbers of users from new software sales.


Professional services. Professional services revenue for the second quarter of 2003 decreased 16.2% to $43,449 compared with professional service revenue of $51,855 for the second quarter of 2002. Professional service revenue for the six months ended June 30, 2003 decreased 44.9% to $76,802, compared with $139,491 for the same period last year. The reduction in professional services is due to reduced demand for software training.

Hardware. Hardware sales for the second quarter of 2003 increased 81.0% to $78,209, compared with hardware sales of $43,216 for the second quarter of 2002. Hardware sales for the six months ended June 30, 2003 increased 86.2% to $106,434, compared with $57,156 from the same period last year. The increase in hardware sales is due to an increase in demand for AS400 hardware and an unusually low quarter during the previous year.


COST OF REVENUES


Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the second quarter of 2003 decreased 7.5% to $138,485 compared with cost of revenues of $149,657 for the second quarter of 2002. Cost of revenues for the six months ended June 30, 2003 decreased 16.2% to $232,080 compared with $276,989 for the same period last year. Cost of revenues as a percentage of net revenues decreased to 32.1% for the six months ended June 30, 2003 from 39.7% for the same period in 2002. Cost of revenues as a percentage of net revenue decreased to 27.2% for the six months ended June 30, 2003, compared with 32.9% for the same period last year. Reductions in the cost of revenues and cost of revenues as a percentage of net revenues were impacted primarily by decreases in maintenance personnel neceessary to support our products.


Cost of software. Cost of software increased 79.8% to $31,562 in the second quarter of 2003 from $17,551 in the second quarter of 2002. Cost of software increased 16.4% to $42,502 in the six months ended June 30, 2003, compared with $36,522 in the same period last year. The increase in cost of software for the current quarter is related to the timing of a payment to a royalty owner and an increase in commissions on higher software sales. The overall increase in cost of software for the six months ended June 30, 2003 is directly related to the increase in software sales. Cost of software as a percentage of the related revenue increased to 39.7% for the second quarter of 2003 compared to 25.0% for the same period in 2002, due to the timing of payment to a royalty owner and an increase in commisions on higher software sales.. Cost of software as a percentage of the related revenues increased to 27.8% for the six months ended June 30, 2003, compared with 24.9% for the for the same period last year.


Cost of maintenance.. Cost of maintenance revenues decreased 45.8% to $41,882 for the second quarter of 2003 from $77,244 for the second quarter of 2002. Cost of maintenance revenues decreased 43.5% to $87,067 for the six months ended June 30, 2003, compared with $154,124 for the same period last year. Cost of maintenance revenues as a percentage of the related revenue decreased to 18.2% for the second quarter 2003, compared to 36.5% for the same period last year. Cost of maintenance revenues as a percentage of the related revenue decreased to 16.9% for the six months ended June 30, 2003, compared with 30.8% for the same period last year. The reduction in cost of revenues was due primarily to a reduction in maintenance personnel. Demand for maintenace support has declined as our users have gained experience with recently released products.


Cost of professional services. Cost of professional services decreased 19.6% to $11,510 for the three months ended June 30, 2003, compared with $14,309 for the same period last year. Cost of professional services decreased 27.5% to $23,696 for the six months ended June 30, 2003 from $32,670 for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 26.5% in the second quarter 2003, compared to 27.6% for the same period last year. Cost of professional services as a percentage of the related revenue increased to 30.9% for the six months ended June 30, 2003, compared with 23.4% for the same period last year. The decreases in cost were due to reductions in use of outside training consultants.The increase in percentage of related revenue for the six months ended June 30, 2003 was due to decreased demand for higher margin training services.


Hardware. Cost of hardware sold increased 32.0% to $53,531 for the six months ended June 30, 2003, compared with $40,553 for the same period last year. Cost of hardware sold decreased 46.8% to $78,815 for the six months ended June 30, 2003, compared with $53,673 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 68.4% for the six months ended June 30, 2003, compared with 93.8% for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 74.1% for the six months ended June 30, 2003, compared with 93.9% for the same period last year. The decrease in software cost as a percentage of the related revenue was from increased demand for hardware products with better margins.

OPERATING EXPENSES


Sales and Marketing. Our sales and marketing expenses for the second quarter of 2003 increased 74.8% to $105,204, compared with $60,174 for the second quarter of 2002. Sales and marketing expenses for the six months ended June 30, 2003 increased 56.2% to $193,382, compared with $123,789 in the same period last year. Sales and marketing expenses as a percentage of net revenues increased to 24.4% for the second quarter of 2003, compared with 16.0% for the same period last year. Sales and marketing expenses as a percentage of net revenues increased to 22.7% for the six months ended June 30, 2003, compared with 14.7 for the same period last year.The increases in cost and related percentages of revenue were due our implementation of a new marketing program.


General and Administrative. Our general and administrative expenses for the second quarter of 2003 decreased 22.7% to $110,334, compared with general and administrative expenses of $142,695 for the second quarter of 2002. General and administrative expenses decreased 12.3% to $245,530 for the six months ended June 30, 2003, compared with $280,055 in the same period last year. General and administrative expenses as a percentage of net revenues decreased to 25.6% in the second quarter of 2003, compared with 37.9% in the second quarter of 2002. General and administrative expenses as a percentage of net revenues decreased to 28.8% in the six months ended June 30, 2003, compared with 33.2% in the same period last year. The decreases in the costs and percentage of general and administrative expenses is related to our cost reduction efforts and higher revenues.


Interest Income. Interest income was $665 in the second quarter of 2003 compared to $1,230 in 2002. Interest income was $1,453 in the six months ended June 30, 2003, compared with $4,645 in the same period last year. The decrease was primarily due to lower interest rates.


Provision for Income Taxes. For the three and six months ended June 30, 2003 we recorded a tax credit on losses from operations of $8,420 and $7,136, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2003. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

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


During the period immediately after the end of the quarter, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed by June 30, 2003, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits And Reports On Form 8-K

     (a)  Exhibits

               31.1 Section 302 Certification pursuant to Sarbane-Oxley Act.
               32.1 Section 906 Certification pursuant to Sarbane-Oxley Act.


     (b)  Reports on Form 8-K
               Form 8-K was filed on June 16, 2003. The items included were filed under Item 4 Financial Statements and Exhibits and Item 7 Regulation FD Disclosure of Form 8-K

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AVATAR SYSTEMS, INC.

Dated: August 13, 2003                              By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer