Form 10QSB
period 2003-09-30
AVATAR SYSTEMS INC
filed 2003-11-14
CIK 707063

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2003

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


        Class                 Number of shares outstanding at September 30, 2003


 Common stock, $0.001 par value                   8,695,652



--------------------------------------------------------------------------------
================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION..................................................1
   ITEM 1. FINANCIAL STATEMENTS................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................4
   ITEM 3. CONTROLS AND PROCEDURES.............................................7

PART II. OTHER INFORMATION.....................................................7

   ITEM 1. LEGAL PROCEEDINGS...................................................7
   ITEM 2. CHANGES IN SECURITIES...............................................7
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7
   ITEM 5. OTHER INFORMATION...................................................8
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................8
   SIGNATURES..................................................................9


                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                September 30,    December 31,
                                                                     2003            2002
                                                                -------------   -------------
                                                                 (unaudited)          *
                                                                -------------   -------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                       $     370,395   $     395,256
Accounts receivable, net                                              405,827         199,102
Prepaid Expense                                                         6,031           7,603
Deferred income taxes                                                  10,319          10,319
                                                                -------------   -------------
Total current assets                                                  792,572         612,280

Property and Equipment - at cost, net                                 187,730         134,280
Purchased Software, net                                               209,176         293,060
Software Development Costs, net                                     1,671,815       1,562,141
                                                                -------------   -------------

Total assets                                                    $   2,861,293   $   2,601,761
                                                                =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                            $       6,779   $      13,433
Accounts payable                                                      220,868          75,937
Accrued expense                                                        56,741          51,642
Deferred revenues                                                     235,016         235,016
                                                                -------------   -------------
Total current liabilities                                             519,404         376,028
Long-term debt                                                         28,008            --
Deferred income taxes                                                 178,474         148,504
                                                                -------------   -------------
Total liabilities                                                     725,886         524,532
Stockholders' equity:
Common stock, $0.001 par value; 30,000,000 shares authorized;
  8,695,652 shares, issued and outstanding                              8,696           8,696
Additional paid-in capital                                          1,768,345       1,768,345
Retained earnings                                                     358,366         300,188
                                                                -------------   -------------
Total stockholders' equity                                          2,135,407       2,077,229
                                                                -------------   -------------
Total liabilities and stockholders' equity                      $   2,861,293   $   2,601,761
                                                                =============   =============

The accompanying notes are an integral part of these financial statements


*These amounts are derived from the audited financial statements.


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME

                                                        (Unaudited)
                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        --------------------------------   --------------------------------
                                                  2003              2002             2003              2002
 Software                               $      115,178    $       66,244   $      268,304    $      212,822
 Maintenance                                   216,815           237,600          733,073           737,209
 Professional services                          52,193            34,966          128,995           174,458
 Hardware                                      434,403           526,183          540,837           583,338
                                        --------------    --------------   --------------    --------------
    Net revenues                               818,589           864,993        1,671,209         1,707,827
Cost of revenues:
 Software                                       18,471            19,398           66,311            55,920
 Maintenance                                    36,189            39,528          117,917           193,651
 Professional services                          10,761            12,244           34,457            44,915
 Hardware                                      320,665           431,518          399,481           485,191
                                        --------------    --------------   --------------    --------------
     Total cost of revenues                    386,086           502,688          618,166           779,677
                                        --------------    --------------   --------------    --------------
       Gross margin                            432,503           362,305        1,053,043           928,150
Operating expenses:
  Sales and marketing                           77,289            80,623          270,671           192,800
  General and administrative                   139,423           104,878          384,953           396,550
  Amortization of intangibles                   88,809            87,585          266,427           249,177
  Depreciation                                  15,166            20,167           42,775            56,821
                                        --------------    --------------   --------------    --------------
      Total operating expenses                 320,687           293,253          964,826           895,348
                                        --------------    --------------   --------------    --------------
        Operating income                       111,816            69,052           88,217            32,802
   Interest income                                 298             1,221            1,751             5,869
   Interest expense                             (1,694)             --             (1,820)             (588)
                                        --------------    --------------   --------------    --------------
        Income from operations                 110,420            70,273           88,148            38,083
   Deferred income tax expense                  37,106            23,893           29,970            12,948
                                        --------------    --------------   --------------    --------------

         Net income                     $       73,314    $       46,380   $       58,178    $       25,135
                                        ==============    ==============   ==============    ==============

Income per share:
Basic
Net income                              $          .01    $          .01   $          .01    $            *
                                        ==============    ==============   ==============    ==============
Shares used in per share calculations        8,695,652         8,695,652        8,695,652         8,695,652
                                        ==============    ==============   ==============    ==============

Diluted
Net income                              $          .01    $            *   $          .01    $            *
                                        ==============    ==============   ==============    ==============
Shares used in per share calculations        8,695,652        14,514,007        8,695,652        14,514,007
                                        ==============    ==============   ==============    ==============

* Less than $0.01 per share.


The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                   (Unaudited)

                                                                                     Nine Months Ended September
                                                                                                   30,
                                                                                          2003            2002
Cash flows from operating activities:
   Net loss                                                                          $    58,178     $    25,135
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Amortization of intangibles                                                         266,427         249,318
     Depreciation                                                                         42,775          56,821
     Deferred income taxes                                                                29,970          12,948
     Changes in operating assets and liabilities:
        Accounts receivable                                                             (206,725)       (467,508)
        Prepaid expense                                                                    1,572          13,892
        Accounts payable and accrued expense                                             150,030         389,373
                                                                                     -----------     -----------
          Net cash provided by operating activities                                      342,227         279,979
Cash flows from investing activities:
   Acquisition of fixed assets                                                           (96,225)        (61,218)
   Capitalized software development costs                                               (292,218)       (293,504)
   Payment received on note receivable                                                      --            51,122
                                                                                     -----------     -----------
          Net cash used in investing activities                                         (388,443)       (303,600)
Cash flows from financing activities:
   Payments on note payable and capital lease obligation                                 (15,659)        (56,242
   Proceeds from note payable                                                             37,014            --
                                                                                     -----------     -----------
   Net cash provided by (used in) from financing activities                               21,355         (56,242)
                                                                                     -----------     -----------
Net decrease in cash and cash equivalents                                                (24,861)        (79,863)
Cash and cash equivalents at beginning of period                                         395,256         397,362
                                                                                     -----------     -----------
Cash and cash equivalents at end of period                                           $   370,395     $   317,499
                                                                                     ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $     1,820     $       447
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

Results of Operations

Revenues

Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the third quarter ended September 30, 2003 decreased 5.4% to $818,589 compared with net revenues of $864,993 for the same period in 2002. Net revenues for the nine months ended September 30, 2003 decreased 2.1% to $1,671,209 compared with net revenues of $1,707,827 for the same period last year.

Software. Software sales for the third quarter of 2003 increased 73.9% to $115,178 compared with software sales of $66,244 for the third quarter of 2002. Software sales for the nine months ended September 30, 2003 increased 26.1% to $268,304, compared with $212,822 from the same period last year. The increase in software sales is due to our increased marketing efforts and enhancements in our products.

Maintenance. Maintenance revenue for the third quarter of 2003 decreased 8.7% to $216,815 compared with maintenance revenue of $237,600 for the third quarter of 2002. Maintenance revenue for the nine months ended September 30, 2003 decreased ..6% to $733,073 compared with maintenance revenue of $737,209 for the same period last year. The decrease in maintenance revenue impacting the quarter is primarily due to the bankruptcy of one customer. For the nine months ended September 30, 2003 the loss in revenues reflected in the current quarter has been offset by an increase in the number of users from new software sales.

Professional services. Professional services revenue for the third quarter of 2003 increased 49.3% to $52,193 compared with professional service revenue of $34,966 for the third quarter of 2002. Professional service revenue for the nine months ended September 30, 2003 decreased 26.1% to $128,995, compared with $174,458 for the same period last year. The increase for the current quarter in professional services is due to installation service related to new hardware sales, while the reduction in professional services for the nine months ended September 30, 2003, is due to reduced demand for software training.

Hardware. Hardware sales for the third quarter of 2003 decreased 17.4% to $434,403, compared with hardware sales of $526,183 for the third quarter of 2002. Hardware sales for the nine months ended September 30, 2003 decreased 7.3% to $540,837, compared with $583,338 from the same period last year. The decline in hardware sales for the quarter and nine months ended September 30, 2003 was due to an unusually strong quarter for the quarter ended September 30, 2002.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the third quarter of 2003 decreased 23.2% to $386,086 compared with cost of revenues of $502,688 for the third quarter of 2002. Cost of revenues for the nine months ended September 30, 2003 decreased 20.7% to $618,166 compared with $779,677 for the same period last year. Cost of revenues as a percentage of net revenues decreased to 47.2% for the three months ended September 30, 2003 from 58.0% for the same period in 2002. Cost of revenues as a percentage of net revenue decreased to 37.0% for the nine months ended September 30, 2003, compared with 45.7% for the same period last year. Reductions in the cost of revenues and cost of revenues as a percentage of net revenues were impacted primarily by decreases in the volume of hardware sold and decreases in maintenance personnel neceessary to support our products.

Cost of software. Cost of software decreased 4.8% to $18,471 in the third quarter of 2003 from $19,398 in the third quarter of 2002. Cost of software increased 18.6% to $66,311 in the nine months ended September 30, 2003, compared with $55,920 in the same period last year. Cost of software as a percentage of the related revenue decreased to 16.0% for the third quarter of 2003 compared to 29.3% for the same period in 2002. The decrease in cost as a percentage of revenue is related to the increase in software sales. Cost of software as a percentage of the related revenues decreased to 24.7% for the nine months ended September 30, 2003, compared with 26.3% for the for the same period last year.

Cost of maintenance. Cost of maintenance revenues decreased 8.4% to $36,189 for the third quarter of 2003 from $39,528 for the third quarter of 2002. Cost of maintenance revenues decreased 39.1% to $117,917 for the nine months ended September 30, 2003, compared with $193,651 for the same period last year. Cost of maintenance revenues as a percentage of the related revenue was stable at 16.7% for the third quarter 2003. Cost of maintenance revenues as a percentage of the related revenue decreased to 16.1% for the nine months ended September 30, 2003, compared with 26.3% for the same period last year. The reduction in cost of revenues was due primarily to a reduction in maintenance personnel. Demand for maintenace support has declined as our customers have gained experience with our products.

Cost of professional services. Cost of professional services decreased 12.1% to $10,761 for the quarter ended September 30, 2003, compared with $12,244 for the same period last year. Cost of professional services decreased 23.3% to $34,457 for the nine months ended September 30, 2003 from $44,915 for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 20.6% in the third quarter 2003, compared to 35.0% for the same period last year. Cost of professional services as a percentage of the related revenue were stable at 26.7% for the nine months ended September 30, 2003, compared with 25.7% for the same period last year. The decreases in cost were due to reductions in use of outside training consultants.

Hardware. Cost of hardware sold decreased 25.7% to $320,665 for the quarter ended September 30, 2003, compared with $431,518 for the same period last year. Cost of hardware sold decreased 17.7% to $399,481 for the nine months ended September 30, 2003, compared with $485,191 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 73.8% for the quater ended September 30, 2003, compared with 82.0% for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 73.9% for the nine months ended September 30, 2003, compared with 83.2% for the same period last year. The reduction in costs of hardware resulting in improved margins were due to incentives provided by our vendors.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses for the third quarter of 2003 decreased 4.1% to $77,289, compared with $80,623 for the third quarter of 2002. Sales and marketing expenses for the nine months ended September 30, 2003 increased 40.4% to $270,671, compared with $192,800 in the same period last year. Sales and marketing expenses as a percentage of net revenues was stable at 9.4% for the third quarter of 2003, compared with 9.3% for the same period last year. Sales and marketing expenses as a percentage of net revenues increased to
16.2 for the nine months ended September 30, 2003, compared with 11.3% for the same period last year.The increases in cost and related percentages of revenue were due the implementation of a new marketing program.

General and Administrative. Our general and administrative expenses for the third quarter of 2003 increased 32.9% to $139,423, compared with general and administrative expenses of $104,878 for the third quarter of 2002. General and administrative expenses decreased 2.9% to $384,953 for the nine months ended September 30, 2003, compared with $396,550 in the same period last year. General and administrative expenses as a percentage of net revenues increased to 17.0% in the third quarter of 2003, compared with 12.1% in the third quarter of 2002. General and administrative expenses as a percentage of net revenues were stable at 23.0% for the nine months ended September 30, 2003, compared with 23.2% in the same period last year. The increase in general and administrative expense for the current quarter was due to a one-time payment for financial consulting services and an increase in the allocation of salaries.

Interest Income. Interest income was $298 in the third quarter of 2003 compared to $1,221 in 2002. Interest income was $1,751 in the nine months ended September 30, 2003, compared with $5,869 in the same period last year. The decrease was primarily due to lower interest rates.

Provision for Income Taxes. For the three and nine months ended September 30, 2003 we recorded a tax provision on income from operations of $37,106 and $29,970, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2003. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operations. At September 30, 2003, we had $370,395 in cash and cash equivalents. Cash generated from operations for the nine months ended September 30, 2003 was $342,227 and $279,979 for the same period last year. Cash used for investing activities was $388,443 and $303,600 for the nine months ended September 30, 2003 and 2002, respectively, primarily for cash invested in software development and property and equipment. Net cash provided by financing activities was $21,355 for the nine months ended September 30, 2003, primarily from the proceeds of a new equipment lease. Cash used by financing activities for the nine months ended September 30, 2002 of $56,242 was for principal reduction of our long term debt.

At September 30, 2003, we had cash and cash equivalents of $370,395 as compared to cash and cash equivalents of $317,499 for the same period last year. Our cash and cash equivalents at December 31, 2002 was $395,256. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased product demand or that we will be able to deliver our products on a timely and cost-effective basis.

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

During the period immediately after the end of the quarter, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed by October 31, 2003, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On September 19, 2003, Avatar Systems, Inc. held its 2003 Annual Meeting of Shareholders. The results of the ballots cast in person or by proxy at the Meeting are as follows:


PROPOSAL I: For the election as director of all nominees listed below:

         -------------------------- ---------------- ------------- -------------
                                    For              Against       Abstain
         -------------------------- ---------------- ------------- -------------

         Robert C. Shreve, Jr.      8,253,094        -             -
         -------------------------- ---------------- ------------- -------------

         Charles Timothy Allen      8,253,094        -             -
         -------------------------- ---------------- ------------- -------------

         Orville Gregory Allen      8,253,094        -             -
         -------------------------- ---------------- ------------- -------------

         Stephen A. Komlosy         8,253,094        -             -
         -------------------------- ---------------- ------------- -------------

         John J. May                8,253,094        -             -
         -------------------------- ---------------- ------------- -------------

As of July 28, 2002, the record date, there were 8,695,652 common shares issued and outstanding. A quorum consists of a majority of these shares outstanding, or 4,347,827 shares. The number of shares voting for proposal 1 by proxy or in person was 8,253,094. The total number of shares voted was 8,253,094.

Immediately following the Annual Meeting of Shareholders, the newly elected directors by unanimous consent held their Annual Meeting. At the Annual Meeting of Directors, the following officers were elected to serve in the positions as indicated below until the next Annual Meeting of Directors or until their successors shall have been duly elected and qualified:

         ----------------------- ----------- -----------------------------------
         Name                    Age         Position(s)
         ----------------------- ----------- -----------------------------------

         Robert C. Shreve, Jr.   41          President, Chief Executive Officer,
                                             Chairman of the Board of Directors,
                                             and Chief Financial Officer
         ----------------------- ----------- -----------------------------------

         Cindy Skelton           43          Secretary
         ----------------------- ----------- -----------------------------------

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits
          31.1 Section 302 Certification pursuant to Sarbane-Oxley Act.
          32.1 Section 906 Certification pursuant to Sarbane-Oxley Act
     (b)  Reports on Form 8-K
          None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AVATAR SYSTEMS, INC.

Dated: November 12, 2003                           By: /s/ROBERT C. SHREVE, JR.
                                                      --------------------------
                                                        Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer