Form 10KSB
period 2003-12-31
AVATAR SYSTEMS INC
filed 2004-03-30
CIK 707063

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

         As of March 10, 2004, 8,695,652 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the share held by non-affiliates was approximately $278,261 based upon a closing bid price of $.40 per share of Common Stock on the OTC Bulletin Board.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


         The Issuer's revenue for its most recent fiscal year was $2,088,950.


         The following documents are incorporated by reference: None

--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS

PART I.........................................................................3
   ITEM 1. BUSINESS............................................................3
     GENERAL DEVELOPMENT OF BUSINESS...........................................3
     HISTORY OF HCI............................................................3
     JOINT PLAN OF REORGANIZATION..............................................3
     MERGER WITH AVATAR SYSTEMS, INC...........................................4
     NARRATIVE DESCRIPTION OF BUSINESS.........................................4
     PRODUCTS..................................................................4
     PETROWARE2000.............................................................4
     AVATAR400.................................................................4
     RAPID (ASP PRODUCT).......................................................5
     SALES AND MARKETING.......................................................5
     COMPETITION...............................................................5
     CUSTOMERS.................................................................5
     SUPPLIERS.................................................................6
     LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENT, PATENTS, TRADEMARKS
     OR LABOR CONTRACTS........................................................6
     REGULATORY AND ENVIRONMENTAL MATTERS......................................6
     RESEARCH AND DEVELOPMENT..................................................6
     RISKS ASSOCIATED WITH OUR BUSINESS........................................7
   ITEM 2. PROPERTIES..........................................................9
   ITEM 3. LEGAL PROCEEDINGS...................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9
PART II........................................................................9
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
   MATTERS.....................................................................9
     HOLDERS..................................................................10
     DIVIDENDS................................................................10
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
   PLAN OF OPERATIONS.........................................................10
     RESULTS OF OPERATIONS....................................................10
     LIQUIDITY AND CAPITAL RESOURCES..........................................11
     RECENT ACCOUNTING PRONOUNCEMENTS.........................................12
     USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES.......................12
     REVENUE RECOGNITION......................................................13
     SOFTWARE DEVELOPMENT COSTS...............................................13
     INFLATION................................................................13
     FORWARD LOOKING STATEMENTS...............................................13
   ITEM 7. FINANCIAL STATEMENTS...............................................14
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................29
   ITEM 8A. CONTROLS AND PROCEDURES...........................................29
PART III......................................................................29
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
   WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................29
     COMMITTEES OF THE BOARD OF DIRECTORS.....................................31
     AUDIT COMMITTEE..........................................................31
     CODE OF ETHICS...........................................................31
     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE..................31
   ITEM 10. EXECUTIVE COMPENSATION............................................31
     EXECUTIVE OFFICERS.......................................................31
     EMPLOYMENT AGREEMENTS....................................................31
     KEY MAN INSURANCE........................................................32
     STOCK OPTION PLAN........................................................32
     COMPENSATION TABLE.......................................................33
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....33
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................34

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................34
     STATEMENTS FILED AS PART OF THIS REPORT:.................................34
     EXHIBITS.................................................................34
     REPORTS ON FORM 8-K......................................................36
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................36
     AUDIT FEES...............................................................36
     ALL OTHER FEES...........................................................36
   SIGNATURES.................................................................37

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

         Petroware2000Petroware2000 runs on all major operating systems and hardware types, including Microsoft Windows, Hewlett Packard and IBM products. Petroware2000 runs on virtually any platform and is available in single and multi-user licensing. Petroware2000 utilizes the speed, power, flexibility and infinite expandability of IBM's DB2 Database environment to insure reliability, extended product longevity and substantially faster processing speeds. Our Petroware2000 product is designed for the small- to medium-sized petroleum company.

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

     Customers

         The Company completed a hardware sale with one customer, who is a related party, during 2003 for $188,532. Total revenue from that customer was $211,697 which accounted for 10.1% of revenue. The Company completed a hardware sale with one customer during 2002 for approximately $500,000 which accounted for 78% of hardware revenue and 23% of total revenue in the year ended December 31, 2002. There were no other customers in 2003 or 2002 that accounted for more than 10% of revenues.

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

         In August 1998, we purchased assets, including software technology from one of our competitors. We are obligated to pay a royalty to the former owners of products acquired by us. Our obligation to pay royalty payments terminated in August 2003.

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

     Research and Development

         Our capitalized software development costs have been focused on the development of our Avatar400 and Petroware2000 products. We capitalize software development costs applicable to each product after technological feasibility has been established until the product is released to the market. It was necessary for us to develop a Windows-based application to gain a competitive edge and have successful sales in the oil and gas market. Non-capitalized research and development costs include research on the readiness and deployment of various applications via an application service provider model over a wide area network
(WAN) or the Internet. We spent $576,540 on software development during 2003.

Employees

         As of December 31, 2003, we had 10 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees.

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

FAILURE TO MANAGE OUR GROWTH COULD RESULT IN INEFFICIENT OPERATIONS.

         Our acquisition strategy could strain our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion, which could cause substantial increases in our operating costs without corresponding increases in our revenue. To support our growth, we will need to continue to hire qualified employees in all areas of our business. This planned strategy could strain our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in an inefficient workforce and may harm our operating results.

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

OUR OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS AND THEIR AFFILIATES HAVE SUBSTANTIAL CONTROL OVER OUR BUSINESS

         Our executive officers, directors and major stockholders beneficially own, in the aggregate, approximately 92% of our common stock. These stockholders, if they vote together, will be able to significantly influence matters that our stockholders must approve, including electing directors and approving significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing us from effecting a change in control, which could cause our stock price to decline.

ITEM 2. PROPERTIES


         The Company leases its 7,004 square foot facility at 5728 LBJ Freeway, Suite 270, Dallas, Texas, 75240. The lease for this facility was entered into on August 29, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. The company leases a 1,496 square foot facility at 6 Desta Drive, Suite 3350, Midland, Texas 79705. The lease for this facility was entered into on October 9, 2003 for a twelve-month lease term commencing on October 9, 2003 and expiring on October 9, 2004.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 19, 2003, Avatar Systems, Inc. held its 2003 Annual Meeting of Shareholders. The results of the ballots cast in person or by proxy at the Meeting are as follows:


         PROPOSAL I: For the election as director of all nominees listed below:

         -------------------------- --------------- ------------ ---------------
                                         For           Against       Abstain
         -------------------------- --------------- ------------ ---------------
          Robert C. Shreve, Jr.        8,253,094          -             -
         -------------------------- --------------- ------------ ---------------
          Charles Timothy Allen        8,253,094          -             -
         -------------------------- --------------- ------------ ---------------
          Orville Gregory Allen        8,253,094          -             -
         -------------------------- --------------- ------------ ---------------
          Stephen A. Komlosy           8,253,094          -             -
         -------------------------- --------------- ------------ ---------------
          John J. May                  8,253,094          -             -
         -------------------------- --------------- ------------- --------------

         As of July 28, 2003, the record date, there were 8,695,652 common shares issued and outstanding. A quorum consists of a majority of these shares outstanding, or 4,347,827 shares. The number of shares voting for proposal 1 by proxy or in person was 8,253,094. The total number of shares voted was 8,253,094.


         Immediately following the Annual Meeting of Shareholders, the newly elected directors by unanimous consent held their Annual Meeting. At the Annual Meeting of Directors, the following officers were elected to serve in the positions as indicated below until the next Annual Meeting of Directors or until their successors shall have been duly elected and qualified:

         -------------------------- --------------- ----------------------------
          Name                           Age                   Position(s)
         -------------------------- --------------- ----------------------------
          Robert C. Shreve, Jr.          41          President, Chief Executive
                                                      Officer, Chairman of the
                                                      Board of Directors, and
                                                      Chief Financial Officer
         -------------------------- --------------- ----------------------------

          Cindy Skelton                  43                  Secretary
         -------------------------- --------------- ----------------------------

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS

         Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001. On November 5, 2001, our Registration Statement on Form 10 SB became effective and our stock was approved for trading on December 19, 2001 on the NASD OTC Bulletin Board. During 2003, there was only nominal trading in the shares of our common stock. As of March 10, 2004, the last reported trade in our stock was at $0.30. No assurance can be given that an active market will exist for our common stock in the future. On March 10, 2004 the last date reported for our common stock, the closing bid price was $0.40 and the closing asked price was $.78. Our trading symbol is AVSY.OB.

     Holders

         As of March 10, 2004, the Company had approximately 450 shareholders of record and its common stock had a closing bid price of $0.40 per share and a closing asked price of $.78 per share.

     Dividends

         We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     Results of Operations

         Revenues

         Our net revenues include four components: software licensing fees, maintenance, professional services and hardware. Our net revenues for the year ended December 31, 2003 decreased 2.9% to $2,088,950 compared with net revenues of $2,152,389 for the year ended December 31,2002. Our overall revenues were primarily affected by lower professional services and hardware sales during 2003.

         Software. Software sales for the year ended December 31, 2003 increased 9.5% to $368,615 compared with software sales of $336,596 in 2002. The increase in software revenues is due to the higher levels of sales of our Petroware2000 software package.

         Maintenance. Maintenance revenue for the year ended December 31, 2003 increased 1.7% to $981,874 compared with maintenance revenue of $964,989 in 2002.

         Professional services. Professional service revenue for the year ended December 31, 2003 decreased 25.9% to $155,776, compared with professional services revenue of $210,356 in 2002. Professional services declined during 2003 due to lower demand for custom programming.

         Hardware. Hardware sales for year ended December 31, 2003 decreased 9.0% to $582,685 compared with hardware sales of $640,448 in 2002. Although hardware sales declined from 2002, demand for hardware products continued to be strong in 2003.

         Cost of Revenues

         Our cost of revenues includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales. Our cost of revenues for the year ended December 31, 2003 decreased 14.4% to $752,082 compared with cost of revenues of $879,003 in 2002. Cost of revenues as a percentage of net revenues decreased to 36.0% for the year ended December 31, 2003 from 40.8% in 2002. The decrease in cost of revenues is related to lower labor costs for maintenance and professional services. Cost of hardware sales declined because of lower hardware sales.

         Cost of software. Cost of software increased 12.4% to $97,664 for the year ended December 31, 2003 from $86,864 in 2002. The increase in cost of software is directly related to the increase in software revenue. Cost of software as a percentage of the related revenues increased to 26.5% for the year ended December 31, 2003 compared to 25.8% in 2002.

         Cost of maintenance. Cost of maintenance revenue decreased 14.0% to $178,456 for the year ended December 31, 2003 from $207,496 in 2002. Cost of maintenance revenue as a percentage of the related revenue decreased to 18.2% for the year ended December 31, 2003, compared to 21.5% for the same period last year. The decreases in cost of maintenance and percentages of cost of maintenance as a percentage of the related revenues are due to reductions in personnel providing maintenance support.

         Cost of professional services. Cost of professional services decreased 35.1% to $38,423 for the year ended December 31, 2003, compared with $59,173 in 2002. Cost of professional services as a percentage of the related revenue decreased to 24.7% for the year ended December 31, 2003, compared to 28.1% in 2002. The decreases in cost were related to decreases in demand for professional services. The reduction in percentages of related revenue were due to reductions in use of outside consultants and reductions in personnel.

         Hardware. Cost of hardware sold decreased 16.7% to $437,539 for year ended December 31, 2003, compared with $525,470 in 2002. Cost of hardware as a percentage of the related revenue decreased to 75.1% for the year ended December 31, 2003, compared with 82.0% in 2002. The decrease in cost of hardware is directly related to lower hardware sales.

         Operating Expenses

         Sales and Marketing. Our sales and marketing expenses for the year ended December 31, 2003 increased 49.7% to $231,029 compared with $154,376 in 2002. Sales and marketing expenses as a percentage of net revenues increased to 11.1% for the year ended December 31, 2003 from 7.2% in 2002. The increase in sales and marketing was due to an increased marketing effort by the company in 2003 that is expected to impact sales during 2004. Certain personnel costs that were previously classified as sales and marketing in 2002 were reclassified in 2003 and 2002 to better reflect their actual tasks.

         General and Administrative. Our general and administrative expenses for the year ended December 31, 2003 decreased 17.7% to $428,371 compared with general and administrative expenses of $520,766 in 2002. General and administrative expenses as a percentage of net revenues decreased to 20.5% for the year ended December 31, 2003, compared with 24.2% in 2002. The decreases in general and administrative expenses and the percentage of general and administrative expenses are related to cost cutting measures implemented by the company during 2002 and continued in 2003.

         Interest Income. Interest income was $3,980 for the year ended December 31, 2003 compared to $6,905 in 2002. The decrease was primarily due to lower interest rates and lower average cash balances during 2002.

         Interest Expense. Interest expense was $2,197 for the year ended December 31, 2003, compared to $588 in 2002. The increase is due to higher amounts of average debt outstanding during 2003.

         Provision for Income Taxes. For the year ended December 31, 2003, we recorded a deferred tax provision on income before income taxes of $84,678 compared to $68,149 in 2002. The increase in deferred tax expense is directly attributable to the increase in income before income tax.

     Liquidity and Capital Resources

         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operation. At December 31, 2003, we had $492,737 in cash and cash equivalents. Cash generated from operations was $759,210 and $610,519 for the year ended December 31, 2003 and 2002, respectively. Cash used for investing activities was $681,412 and $561,883 for the years ended December 31, 2003 and 2002, respectively. Cash was invested primarily in software development and property and equipment. Net cash provided by financing activities during 2003 was $19,683. Net cash provided from financing activities during 2003 was primarily from the issuance of a note payable. Net cash used in financing activities for 2003 was $50,742. Cash used in financing activities during 2003 was for reduction of a note payable and a capital lease obligation.

         In July 2000, we issued 1,600,000 shares of common stock and warrants in a private transaction to London & Boston Investments, Plc., formerly known as Cybertec Holdings, Plc, for an aggregate consideration of $1.6 million. We have utilized $1.29 million of the proceeds for legal, accounting, investment banking fees and other expenses relating to the merger with HCI, payment of consulting fees to a consultant, investment in a subsidiary, expenses relating to the London & Boston Investments, Plc transaction, salaries and other general and administrative expenses. At December 31, 2003 and 2002, we had approximately $311,000 and $314,000, respectively, remaining of the proceeds.

         At December 31, 2003, we had cash and cash equivalents of $492,737 as compared to cash and cash equivalents of $395,256 at December 31, 2002. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased product demand or that we will be able to deliver our products on a timely and cost-effective basis.

     Recent Accounting Pronouncements

         In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS No. 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 The adoption of this statement's operational components did not have an impact on the Company's results of operations or financial position at December 31, 2003.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (FIN 46R). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

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

     Inflation

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

ITEM 7. FINANCIAL STATEMENTS


                               Avatar Systems Inc.
                   Index to Consolidated Financial Statements




Report of Independent Certified Public Accountants                           F-1


Consolidated Financial Statements
   Balance Sheets as of December 31, 2003 and 2002                           F-2
   Statements of Income for the years ended December 31, 2003 and 2002       F-3
   Statements of Stockholders' Equity for the years ended December 31,
    2003 and 2002                                                            F-4
   Statements of Cash Flows for the years ended December 31, 2003
    and 2002                                                                 F-5
   Notes to Consolidated Financial Statements                        F-6 to F-13

Financial Statements and Report of Independent Certified Public Accountants

Avatar Systems, Inc.

December 31, 2003 and 2002

               Report of Independent Certified Public Accountants




To the Board of Directors and Stockholders
Avatar Systems, Inc.


We have audited the accompanying balance sheets of Avatar Systems, Inc. as of December 31, 2003 and 2002 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



HEIN & ASSOCIATES LLP

Dallas, Texas
March 8, 2004


                              Avatar Systems, Inc.

                                 BALANCE SHEETS


                                                                   December 31,
                                     ASSETS                  -----------------------
                                                                2003         2002
                                                             ----------   ----------
CURRENT ASSETS
Cash and cash equivalents                                    $  492,737   $  395,256
Accounts receivable - trade, net of allowance for doubtful
accounts of $4,016 and -0- in 2003 and 2002, respectively       129,104      199,102
Prepaid Expenses                                                  7,340        7,603
Deferred income taxes                                            12,340       10,319
                                                             ----------   ----------

Total current assets                                            641,521      612,280

PROPERTY AND EQUIPMENT - at cost, net                           183,385      134,280

PURCHASED SOFTWARE, net of accumulated
amortization of $680,447 and $568,602 in 2003
and 2002, respectively                                          181,215      293,060

SOFTWARE DEVELOPMENT COSTS, net of
accumulated amortization of $647,001 and $384,413
in 2003 and 2002, respectively                                1,876,094    1,562,141
                                                             ----------   ----------

Total assets                                                 $2,882,215   $2,601,761
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                         $    6,996   $   13,433
Accounts payable - trade                                         56,275       75,937
Accrued expenses                                                 50,690       51,642
Deferred revenue                                                265,328      235,016
                                                             ----------   ----------

Total current liabilities                                       379,289      376,028

DEFERRED INCOME TAXES                                           235,203      148,504

LONG TERM DEBT,  less current maturities                         26,120         --
                                                             ----------   ----------

Total liabilities                                               640,612      524,532

COMMITMENT (Note G)

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; 30,000,000 shares
authorized; 8,695,652 shares issued and outstanding               8,696        8,696
Paid-in capital                                               1,768,345    1,768,345
Retained earnings                                               464,562      300,188
                                                             ----------   ----------
Total stockholders' equity                                    2,241,603    2,077,229
                                                             ----------   ----------

Total liabilities and stockholders' equity                   $2,882,215   $2,601,761
                                                             ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                              Avatar Systems, Inc.

                              STATEMENTS OF INCOME

                                                          December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Revenue
Software                                           $    368,615    $    336,596
Maintenance                                             981,874         964,989
Consulting                                              155,776         210,356
Hardware                                                582,685         640,448
                                                   ------------    ------------

                                                      2,088,950       2,152,389

Cost of Sales
Software                                                 97,664          86,864
Maintenance                                             178,456         207,496
Consulting                                               38,423          59,173
Hardware                                                437,539         525,470
                                                   ------------    ------------

                                                        752,082         879,003
                                                   ------------    ------------

Gross profit                                          1,336,868       1,273,386

Operating Expenses
Sales and Marketing                                     231,029         154,376
General and administrative                              428,371         520,766
Depreciation and amortization                           430,199         404,123
                                                   ------------    ------------
                                                      1,089,599       1,079,265
                                                   ------------    ------------

Operating income                                        247,269         194,121

Other income (expense)
Interest income                                           3,980           6,905
Interest expense                                         (2,197)           (588)
                                                   ------------    ------------
                                                          1,783           6,317

Income before income taxes                              249,052         200,438

Deferred income tax expense                              84,678          68,149
                                                   ------------    ------------

NET INCOME                                         $    164,374    $    132,289
                                                   ============    ============

Earnings per share - basic                         $       0.02    $       0.02
                                                   ============    ============
Earnings per share - diluted                       $       0.02    $       0.01
                                                   ============    ============

Weighted average shares outstanding
Basic                                                 8,695,652       8,695,652
                                                   ============    ============
Diluted                                               8,695,652      10,437,747
                                                   ============    ============




   The accompanying notes are an integral part of these financial statements.


                              Avatar Systems, Inc.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2003 and 2003

                                    Common stock
                               -----------------------    Paid-in      Retained
                                 Shares       Amount      capital      earnings      Total
                               ----------   ----------   ----------   ----------   ----------
Balance at January 1, 2002      8,695,652   $    8,696   $1,768,345   $  167,899   $1,944,940

Net income                           --           --           --        132,289      132,289
                               ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2002    8,695,652        8,696    1,768,345      300,188    2,077,229

Net income                           --           --           --        164,374      164,374
                               ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2003    8,695,652   $    8,696   $1,768,345   $  464,562   $2,241,603
                               ==========   ==========   ==========   ==========   ==========























   The accompanying notes are an integral part of these financial statements.

                              Avatar Systems, Inc.

                            STATEMENTS OF CASH FLOWS

                                                                              December 31,
                                                                         ----------------------
                                                                           2003         2002
                                                                         ---------    ---------
Cash flows from operating activities
Net income                                                               $ 164,374    $ 132,289
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                                              430,199      404,123
Deferred income taxes                                                       84,678       68,149
Changes in operating assets and liabilities
Accounts receivable - trade                                                 69,998       (7,241)
Prepaid expenses and other                                                     263       14,678
Accounts payable and accrued expenses                                      (20,614)     (19,816)
Deferred revenue                                                            30,312       18,195
Other                                                                         --            142
                                                                         ---------    ---------

Net cash provided by operating activities                                  759,210      610,519

Cash flows from investing activities
Software development costs capitalized                                    (576,540)    (550,780)
Purchase of property and equipment                                        (104,872)     (11,103)
                                                                         ---------    ---------

Net cash used in investing activities                                     (681,412)    (561,883)

Cash flows from financing activities
Payments on note payable and capital lease obligations                     (17,331)     (50,742)
Proceeds from note payable                                                  37,014         --
                                                                         ---------    ---------

Net cash provided by (used in) financing activities                         19,683      (50,742)

Net increase/(decrease) in cash and cash equivalents                        97,481       (2,106)

Cash and equivalents at beginning of year                                  395,256      397,362
                                                                         ---------    ---------

Cash and cash equivalents at end of year                                 $ 492,737    $ 395,256
                                                                         =========    =========

Supplemental disclosure of cash paid for:
Interest                                                                 $   2,197    $     588
                                                                         =========    =========

Supplemental disclosure of noncash investing and financing activities:
  Equipment acquired through foreclosure of note receivable              $    --      $  51,122
                                                                         =========    =========




   The accompanying notes are an integral part of these financial statements.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


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

   Software Development Costs
   --------------------------

   The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86). Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $576,540 and $550,780 of software development costs during the years ended December 31, 2003 and 2002, respectively. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been seven years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $262,588 and $207,469 for the years ending December 31, 2003 and 2002.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


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

   Impairment of Long-Lived Assets
   -------------------------------

   The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. During the years ended December 31, 2003 and 2002, the Company recorded no impairment charges.

   Income Taxes
   ------------

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases.

   Earnings Per Share
   ------------------

   The Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The Company had 5,773,052 potentially dilutive securities at December 31, 2003 that were not included in the earnings per share calculation because they were antidilutive.

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

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



   Stock-based Compensation- continued
   -----------------------------------

   SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There were no options granted in 2003 and 2002.

   Use of Estimates and Certain Significant Estimates
   --------------------------------------------------

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant assumptions and estimates are required in the capitalization and amortization of software development costs. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

   Recent Accounting Pronouncements
   --------------------------------

   In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS No. 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement's operational components did not have an impact on the Company's results of operations or financial position at December 31, 2003.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (FIN 46R). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

   Reclassifications
   -----------------

   Certain amounts in the December 31, 2002 financial statements have been reclassified to conform with the December 31, 2003 presentations.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



NOTE B - PROPERTY AND EQUIPMENT

   Property and equipment are summarized as follows:

                                                              December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

      Furniture and fixtures                             $  110,439   $  110,439
      Computer equipment and software                       418,454      350,596
      Transportation                                         37,014         --
      Telecommunication equipment                            18,603       18,603
                                                         ----------   ----------
                                                            584,510      479,638
      Less accumulated depreciation                         401,125      345,358
                                                         ----------   ----------
                                                         $  183,385   $  134,280
                                                         ==========   ==========

   During the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $55,767 and $73,213, respectively.

   Future amortization table

NOTE C - PURCHASED SOFTWARE

   Purchased software is summarized as follows:

                                                              December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

      Purchased Software                                    861,662      861,662
      Less accumulated amortization                         680,447      568,602
                                                         ----------   ----------
                                                         $  181,215   $  293,060
                                                         ==========   ==========

   Purchased software is recorded at cost. Amortization of purchased software is provided on the straight-line method over 7 years. During the years ended December 31, 2003 and 2002, the Company recorded amortization expense of $111,844 and $123,094, respectively.

   As of December 31, 2003, purchased software amortization expense for each calendar year ended December 31 is: $89,344 for 2004; $89,344 for 2005; and $2,527 in 2006.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE D - DEVELOPED SOFTWARE

    Developed software is summarized as follows:

                                                            December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

      Developed Software                               2,523,095      1,946,554
      Less accumulated amortization                     (647,001)      (384,413)
                                                     -----------    -----------
                                                     $ 1,876,094    $ 1,562,141
                                                     ===========    ===========


   Developed software is recorded at cost. Amortization of developed software is provided on the straight-line method over 7 years. During the years ended December 31, 2003 and 2002, the Company recorded amortization expense of $262,588 and $207,469, respectively.

   As of December 31, 2003, developed software amortization expense for each calendar year ended December 31 is: $312,668 for 2004; $343,553 for 2005; $343,553 for 2006; $278,279 for 2007; $213,004 for 2008; and $213,004 in
   2009.

NOTE E - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                      December 31,
                                                                ------------------------
                                                                   2003          2002
                                                                ----------    ----------
      Note payable to GMAC, collateralized by an automobile,
        bearing interest at 0.0% per annum,
        payable in sixty monthly principal payments of $683,
        beginning in June 2003 through maturity in May 2008     $   33,116    $     --
                                                                ----------    ----------

      Other                                                           --          13,433
                                                                ----------    ----------
                                                                    33,116        13,433
         Less current maturities                                     6,996        13,433
                                                                ----------    ----------
                                                                $   26,120    $     --
                                                                ==========    ==========


NOTE F - INCOME TAXES

The Company's income tax expense in 2003 and 2002 consisted only of deferred taxes. The Company had no current income tax expense primarily because software development costs are capitalized in these financial statements and charged to expense for federal income tax purposes.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE F - INCOME TAXES - continued

    Deferred tax assets and liabilities consist of the following:

                                                              December 31,
                                                         ----------------------
                                                            2003         2002
                                                         ---------    ---------

      Deferred tax assets
         Net operating loss carryforwards                $  82,291    $  55,126
         Accrued expenses                                   12,340       10,319
         Purchased software amortization                    74,299       55,802
                                                         ---------    ---------
                                                           168,930      121,247

      Deferred tax liability
         Capitalized software                             (364,424)    (254,860)
         Property and equipment                            (27,369)        --
         Other                                                --         (4,572)
                                                         ---------    ---------
                                                          (391,793)    (259,432)

      Net deferred tax liability                         $(222,863)   $(138,185)
                                                         =========    =========

      Net deferred tax asset - current                   $  12,340    $  10,319
      Net deferred tax liability - long-term              (235,203)    (148,504)
                                                         ---------    ---------

                                                         $(222,863)   $(138,185)
                                                         =========    =========

   At  December  31,  2003,   the  Company  had  federal  net   operating   loss
   carryforwards of approximately $242,000 which expire in 2023 and 2022.

NOTE G - LEASE OBLIGATIONS

The Company leases office facilities under two non-cancelable operating leases. Future minimum payments are as follows:

         Year ending
         December 31,

           2004                                                          156,177
           2005                                                          108,297
                                                                       ---------
                                                                       $ 264,474
                                                                       =========

Rent expense under the operating leases was $154,613 and $151,939 for the years ended December 31, 2003 and 2002, respectively.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Year ended December 31,
                                                       -------------------------
                                                          2003           2002
                                                       ----------    -----------

      Net Income                                       $  164,374    $   132,289
                                                       ==========    ===========

      Weighted average shares outstanding - basic       8,695,652      8,695,652
      Effect of dilutive employee stock options              --           14,251
      Effect of dilutive stock warrants                      --        1,727,844
                                                       ----------    -----------

      Weighted average shares outstanding - diluted     8,695,652     10,437,747
                                                       ==========    ===========

      Earnings per share
          Basic                                        $      .02    $       .02
                                                       ==========    ===========
          Diluted                                      $      .02    $       .01
                                                       ==========    ===========


NOTE I - RELATED PARTIES

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company's Board of Directors. Total revenues from that company were $211,697 and $41,685 in 2003 and 2002, respectively. Revenues for 2003 included a hardware sale of $188,532. The Company had $1,861 and $823 of accounts receivable at December 31, 2003 and 2002, respectively, related to services performed for that company.

NOTE J - MAJOR CUSTOMERS

The Company completed a hardware sale with one customer during 2003 for $188,532. Total revenue from that customer was $211,697 which accounted for 10.1% of revenue. The Company completed a hardware sale with one customer during 2002 for approximately $500,000 which accounted for 78% of hardware revenue and 23% of total revenue in the year ended December 31, 2002. There were no other customers in 2003 or 2002 that accounted for more than 10% of revenues.


                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



NOTE K - STOCK COMPENSATION PLAN AND WARRANTS

In  2000,  the  Company's   shareholders   approved  the  adoption  of  a  stock
compensation  plan.  Stock options are granted at the quoted market price of the
Company's stock at the date of grant, becoming exercisable over periods of up to three  years and expire ten years  from the date of grant.  In 2001,  options to purchase  118,385 shares at $1.25 per share were granted.  No stock options were granted by the Company  during the years  ended  December  31, 2003 or 2002.  At
December 31, 2003,  1,426,948  common stock  options were  available  for future grant under the 2000 Stock Compensation Plan.

Option activity for the years ended December 31, 2003 and 2002 is summarized as follows:


                                                      2003                        2002
                                           --------------------------   --------------------------
                                                           Weighted                     Weighted
                                                            Average                      Average
                                                           Exercise                     Exercise
                                             Options         Price         Options        Price
                                           -----------    -----------   -----------    -----------
Options outstanding at beginning of year        89,396    $      1.25       118,358    $      1.25
Options granted                                   --             --            --             --
Options exercised                                 --             --            --             --
Options forfeited                              (16,344)          1.25       (28,962)          1.25
                                           -----------    -----------   -----------    -----------

Options outstanding at end of year              73,052    $      1.25        89,396    $      1.25
                                           ===========    ===========   ===========    ===========
Options exercisable at end of year              73,052    $      1.25        89,396    $      1.25
                                           ===========    ===========   ===========    ===========



The options outstanding at December 31, 2003 have a weighted average remaining life of 7 years.

The Company has outstanding warrants to purchase 5,700,000 shares of stock. The warrants have an exercise price of $1.00 per share, are all currently exercisable and expire in July 2005.

NOTE L - SUBSEQUENT EVENT

The Company has entered into negotiations with the holders of the Company's 5,700,000 outstanding warrants to purchase common stock. Upon execution of the agreement the company will issue shares of its common stock in exchange for the outstanding warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountants on accounting and financial disclosure matters.


ITEM 8A. CONTROLS AND PROCEDURES

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

         During the period immediately after the end of the year, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed by March 21, 2004, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

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

                 Name             Age          Position with Avatar
         ---------------------    ---   ----------------------------------------
         Robert C. Shreve, Jr.    41    President, Chief Executive Officer,
                                        Chief Financial Officer, Chairman of the
                                        Board and Director
         Charles Timothy Allen    53    Director
         Orville Gregory Allen    47    Director
         Stephen A. Komlosy       63    Director
         John J. May              55    Director
         Cindy Skelton            43    Secretary

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

         Stephen A. Komlosy has served as a director of our Company since November 14, 2000. He is also the Chairman of London & Boston Investments, Plc, formerly Cybertec Holdings Plc., a publicly traded United Kingdom company. Mr. Komlosy has served Chairman of London & Boston Investments, Plc since February 2000. London & Boston Investments, Plc is an investment company, making strategic investments in companies whose growth and value can be enhanced by management consulting services, financial assistance or mergers with related businesses and public flotation's. Mr. Komlosy currently resides in England. Since 1967, Mr. Komlosy has managed several family owned businesses, which are engaged in real estate acquisition and development activities. In 1981, he co-founded Branon PLC, a public industrial holding company selling bonded oil drilling and pipe handling equipment to North Sea oil operators; the large-scale manufacture of dump trucks for the Ministry of Defense; and of road planners and oil consoles. At Branon, he had specific responsibility for establishing its oil and gas purchasing associate Covendish Petroleum Plc that purchased 140 producing wells in - Ohio, USA. Mr. Komlosy is also a director of Energy Technique, Plc, a company traded on the London Stock Exchange and Chairman of Netcentric systems plc which is traded on AIM in London.

         John J. May is a Fellow of the Institute of Chartered Accountants. He is a director of The Small Business Bureau Ltd and The Genesis Initiative Ltd, with responsibility for policy. These companies lobby Government on business matters affecting small and medium sized enterprises. He is also the senior partner of a boutique London based chartered accountancy practice specializing in SMEs. Currently he is director of the Aim listed Netcentric Previously, he was finance director of MyVal.com plc, now Interactivity plc, whose shares are traded on AIM.

         He was formerly a senior partner with the leading accountancy practice of Howarth Clark Whitehill, serving eight years on its managing board and for nine years being chairman of its Thames Valley offices. In his capacity as UK national marketing partner and head of its property consultancy arm, he was also a director of its UK and International Associations. He has also held Directorships in a number of diversified businesses both in the UK and internationally.

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

     Committees of the Board of Directors


         The  Company  has an  Audit  Committee.  The  Company  does  not have a
Compensation Committee or a Nominating Committee. In the absence of such committees, the Board as a whole establishes the compensation of officers of the Company, administers the 2000 Stock Compensation Plan, prepares recommendations to the Board on the adoption of stock option and other incentive plans, and grants stock options. The Board also considers individuals to recommend to the Board for inclusion among management's nominees and considers corporate governance issues. The Board will consider director candidates recommended by shareholders if the name and qualifications of candidates are timely presented to the Board.

     Audit Committee

         The Audit Committee's functions include evaluating, and recommending to the Board the engagement of, the Company's independent certified public accountants, reviewing the results of their auditing findings, and monitoring on a periodic basis the internal controls of the Company. The Audit Committee does not have a formally approved written charter and is in the process of obtaining board approval. The Audit Committee currently consists of Charles Timothy Allen and Stephen A. Komlosy. The Audit Committee currently does not have a financial expert as defined under the Sarbannes-Oxley Act of 2002. However, the board of directors has identified an independent financial expert who they expect to appoint to the audit committee in 2004. The Audit Committee held two meetings during 2003.

     Code of Ethics

         The Company does not have a formally approved written code of ethics and is in the process of obtaining board approval.

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

         Based solely on the Company's review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were met.

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

     Employment Agreements

         We have entered into a management agreement with Robert C. Shreve, Jr., our President and Chief Executive Officer and Chief Financial Officer, which terminates on July 10, 2004. The management agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either we or Mr. Shreve give written notice to the other that the management agreement will not be renewed. Mr. Shreve will receive an annual base salary of $125,000, which may be increased at the discretion of our Board. Additionally, Mr. Shreve may be eligible to receive an annual bonus based on our financial performance in the form of stock options and cash not to exceed 15% of his base salary. Upon agreeing to the terms of the management agreement, we issued to Mr. Shreve a five-year warrant to purchase
1.6 million shares of our common stock at an exercise price of $1.00 per share. All of the warrants are currently exercisable and none of the warrants have been exercised. See "Part III, Item 11- Security Ownership of Certain Beneficial Owners and Management."


     Key Man Insurance


         We currently pay an annual premium of approximately $1,600 for a life insurance policy in the amount of $1,000,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer. The proceeds of the policy are payable to us.

     Stock Option Plan

         On November 14, 2000, our shareholders approved our 2000 Stock Compensation Plan. The number of shares of common stock which may be issued under the 2000 Plan shall initially be 400,000 shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2000 Plan shall not exceed 1,500,000 shares. We may also utilize the granting of options under the 2000 Plan to attract qualified individuals to become our employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2000 Plan, we may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2000 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions, which may be imposed, include, but are not limited to, specified periods of employment, attainment of personal performance standards or our overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2000 Plan to promote our development and growth, and may be used by our management as another means of attracting and retaining qualified individuals to serve as our employees and directors. Currently, options to purchase 73,052 shares of our common stock at an exercise price of $1.25 per share have been granted to 9 employees. Such options expire on January 10, 2011. No options have been granted to our officers or directors.


--------------------------------------------------------------------------------------------------------------
                                  (a)                      (b)                            (c)
--------------------------------------------------------------------------------------------------------------
Plan Category          Number of securities to be    Weighted-average             Number of securities
                        issued upon exercise of     exercise price of           remaining available for
                          outstanding options,     outstanding options,          future issuance under
                           warrants and rights      warrants and rights        equity compensation plans
                                                                          (excluding securities in column (a))

--------------------------------------------------------------------------------------------------------------
Equity compensation plans         73,052                    1.25                       1,426,948
approved by security holders
--------------------------------------------------------------------------------------------------------------
Equity compensation plans not       --                       --                             --
approved by security holders
--------------------------------------------------------------------------------------------------------------
Total                              73,052                   1.25                       1,426,948
--------------------------------------------------------------------------------------------------------------


     Compensation Table


         The information set forth below concerns the cash and non-cash compensation to executive officers for each of the past three fiscal years ended
December 31, 2003, 2002 and 2001. In each case, the compensation listed was paid by our Company or Avatar Systems, Ltd., our predecessor entity. Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief
Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.Summary Compensation
Table

                                                                                     Long-Term Compensation
                Name/Title                         Annual Compensation                      Awards
-------------------------------------------------------------------------------- -------------------------------
                                                                                                  Securities
                                                                                                  Underlying
                                                                   Other Annual    Restricted    Options/SARs/
                                            Year   Salary/Bonus    Compensation   Stock Awards      Warrants
                                           ------ --------------  -------------- -------------- ----------------
Robert C. Shreve, Jr., President, Chief     2003     $125,000          $7,211         None           None
   Executive Officer, Chief Financial       2002     $125,000          $5,208         None           None
   Officer and Director                     2001     $125,000          $6,090         None           None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The table below sets forth, as of March 21, 2004, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                                  Shares Beneficially   Percentage of Shares
                         Name(1)                        Owned             Beneficially Owed
         ---------------------------------------  -------------------  ----------------------
         Robert C. Shreve, Jr...................    3,201,200(2)             31.1
         Charles Timothy Allen..................    2,650,000(3)             29.6
         Orville Gregory Allen..................    2,650,000(4)             29.6
         London & Boston Investments, Plc.......    2,665,502(5)             27.5
         Stephen A. Komlosy.....................    3,266,502(6)             31.7
         Merchant Capital Holdings, Ltd.........    2,000,000(7)             18.7
         Geoffrey Dart..........................    2,000,000(8)             18.7
         Cindy Skelton(9).......................             -0-              -0-
         Officers and directors as a group (5
              persons)..........................   13,765,502(10)            95.6

---------------
(1) Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned. In addition, unless otherwise indicated, the address of each beneficial owner identified below is c/o Avatar Systems, Inc., 5728 LBJ Freeway, Suite 270, Dallas, Texas 75240.
(2) Includes 1,600,000 shares of common stock, which may be issued to Mr. Shreve upon exercise of 1,600,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Mr. Shreve is the President, Chief Executive Officer, Chief Financial Officer and a director of Avatar.
(3) Includes 250,000 shares of common stock, which may be issued to Mr. Allen upon exercise of 250,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Mr. Allen is a director of Avatar.
(4) Includes 250,000 shares of common stock, which may be issued to Mr. Allen upon exercise of 250,000 warrants at $1.00 per share. Such warrants are currently exercisable and expire July 10,2005. Mr. Allen is a director of Avatar.
(5) Includes 1,665,502 shares owned by London & Boston Investments, Plc and 1,000,000 shares of common stock which may be issued to London & Boston upon exercise of warrants to purchase 1,000,000 shares of common stock at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. London & Boston's address is 133 Ebury Street, London SW1W9QU, England.
(6) Includes 1,665,502 shares owned by London & Boston and 1,000,000 shares of common stock, which may be issued to London & Boston upon exercise of warrants to purchase 1,000,000 shares at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005. Stephen A. Komlosy is the Managing Director of London & Boston and is authorized to vote such shares on behalf of London & Boston. Also includes 1,000 shares owned by General Trading Corporation, Ltd., a Komlosy family company. Mr. Komlosy has the authority to vote such shares on behalf of General Trading Company. Also includes 600,000 shares of common stock, which may be issued to Mr. Komlosy upon exercise of warrants to purchase 600,000 shares of Avatar's common stock at $1.00 per share. Such warrants expire July 10, 2005. Mr. Komlosy is a director of Avatar. Mr. Komlosy's address is 133 Ebury Street, London SW1W9QU, England.
(7) Merchants Capital Holdings, Ltd. address is 133 Ebury Street, London, England SW1W 9QU. Merchant Capital holds warrants to purchase 2,000,000 shares of Avatar's common stock at $1.00 per share. Such warrants are currently exercisable and expire July 10, 2005.
(8) Includes warrants to purchase 2,000,000 shares of Avatar's common stock at $1.00 per share held by Merchant Capital. Such warrants are currently exercisable and expire July 10, 2005. Mr. Dart is the Managing Director of Merchant Capital Holdings and has authority to vote such shares when issued on behalf of Merchant Capital Holdings. Mr. Dart's address is the same as Merchant Capital Holdings, Ltd. Mr. Dart served on the Board of Directors until January 27, 2003, when he resigned from the Board. (9) Ms. Skelton is the Secretary of Avatar.
(10) See preceding notes for an explanation of the ownership of the 13,765,502 shares.


         We currently have 8,695,652 outstanding shares of common stock of which approximately 628,000 shares are owned by approximately 450 persons. The remaining shares are owned by our principal shareholders as noted in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company's Board of Directors. Total revenues from that company were $211,697 and $41,685 in 2003 and 2002, respectively. Revenues for 2003 included a hardware sale of $188,532. The Company had $1,861 and $823 of accounts receivable at December 31, 2003 and 2002, respectively, related to services performed for that company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Statements filed as part of this Report:


         1. Consolidated Financial Statements


         See "Index to Consolidated Financial Statements" under Item 7 of this Report.


     Exhibits


         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:


         31.1 Section 302 Certification pursuant to Sarbanes-Oxley Act.


         32.2 Section 906 Certification pursuant to Sarbanes-Oxley Act.

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


     Reports on Form 8-K


         The Company filed Form 8-K on November 26, 2003. Item 5 - Other Events and Item 12 - Results of Operations and Financial Conditions were reported.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Audit Fees


         The aggregate fees for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2003 and 2002 were $16,708 and $29,350 respectively.. The fees for the reviews of the financial statements included in the Company's Form 10-Q were $9,291 and $4,620 for the Fiscal year ended December 31, 2003 and 2002, respectively.


     All Other Fees


         The were no other fees for services rendered to the Company other than those services covered in the section captioned "Audit Fees" for the fiscal years ended December 31, 2003 and 2002..

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AVATAR SYSTEMS, INC.

Dated: March 26, 2004                        By: /s/   ROBERT C. SHREVE, JR.
                                                --------------------------------
                                                Robert C. Shreve, Jr., President
                                                     Chief Executive Officer
                                                     Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2004                        By: /s/   ROBERT C. SHREVE, JR.
                                                --------------------------------
                                                      Robert C. Shreve, Jr.
                                                     Chief Executive Officer
                                                     Chief Financial Officer
                                                            Director

Dated: March 26, 2004                        By: /s/   CHARLES TIMOTHY ALLEN.
                                                --------------------------------
                                                     Charles Timothy Allen
                                                           Director

Dated: March 26, 2004                        By: /s/   ORVILLE GREGORY ALLEN.
                                                --------------------------------
                                                    Orville Gregory Allen
                                                          Director

Dated: March 26, 2004                        By: /s/   STEPHEN A. KOMLOSY
                                                --------------------------------
                                                      Stephen A. Komlosy
                                                           Director


Dated: March 26, 2004                        By:  /s/  JOHN J. MAY
                                                --------------------------------
                                                         John J. May
                                                           Director