Form 10QSB
period 2004-03-31
AVATAR SYSTEMS INC
filed 2004-05-14
CIK 707063

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                 Number of shares outstanding at March 31, 2004


Common stock, $0.001 par value                     8,695,652


--------------------------------------------------------------------------------
================================================================================

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

   ITEM 1. LEGAL PROCEEDINGS...................................................6
   ITEM 2. CHANGES IN SECURITIES...............................................6
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7
   ITEM 5. OTHER INFORMATION...................................................7
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................7
   SIGNATURES..................................................................8



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                  March 31,    December 31,
                                                                    2004           2003
                                                                ------------   ------------
                                                                 (unaudited)         *
                                                                ------------   ------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                       $    496,933   $    492,737
Accounts receivable, net                                              61,447        129,104
Prepaid Expense                                                        7,340          7,340
Deferred income taxes                                                 11,180         12,340
                                                                ------------   ------------
Total current assets                                                 576,900        641,521

Property and Equipment - at cost, net                                227,977        183,385
Purchased Software, net                                              158,879        181,215
Software Development Costs, net                                    1,959,452      1,876,094
                                                                ------------   ------------

Total assets                                                    $  2,923,208   $  2,882,215
                                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                            $     16,403   $      6,996
Accounts payable                                                      67,398         56,275
Accrued expense                                                       48,536         50,690
Deferred revenues                                                    334,715        265,328
                                                                ------------   ------------
Total current liabilities                                            467,052        379,289
Long-term debt                                                        45,551         26,120
Deferred income taxes                                                211,929        235,203
                                                                ------------   ------------
Total liabilities                                                    724,532        640,612
Stockholders' equity:
Common stock, $0.001 par value; 30,000,000 shares authorized;
  8,695,652 shares, issued and outstanding                             8,696          8,696
Additional paid-in capital                                         1,768,345      1,768,345
Retained earnings                                                    421,635        464,562
                                                                ------------   ------------
Total stockholders' equity                                         2,198,676      2,241,603
                                                                ------------   ------------
Total liabilities and stockholders' equity                      $  2,923,208   $  2,882,215
                                                                ============   ============

The accompanying notes are an integral part of these financial statements


*These amounts are derived from the audited financial statements.

                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Revenues:
 Software                                          $     20,206    $     73,558
 Maintenance                                            225,980         285,764
 Professional services                                   31,867          33,353
 Hardware                                                36,961          28,225
                                                   ------------    ------------
    Total net revenues                                  315,014         420,900
Cost of revenues:
 Software                                                11,978          16,279
 Maintenance                                             43,628          39,846
 Professional services                                   15,577          12,186
 Hardware                                                29,078          25,285
                                                   ------------    ------------
     Total cost of revenues                             100,261          93,596
                                                   ------------    ------------
       Gross margin                                     214,753         327,304
Operating expenses:
  Sales and marketing                                    54,849          88,180
  General and administrative                            116,628         135,195
  Amortization of intangibles                            92,782          88,809
  Depreciation                                           15,942          12,134
                                                   ------------    ------------
      Total operating expenses                          280,201         324,318
                                                   ------------    ------------
        Operating income (loss)                         (65,448)          2,986
   Interest income                                        1,020             788
   Interest expense                                        (613)           --
                                                   ------------    ------------
        Income (loss) before taxes                      (65,041)          3,774
   Deferred income tax expense (benefit)                (22,114)          1,284
                                                   ------------    ------------

         Net income (loss)                         $    (42,927)   $      2,490
                                                   ============    ============

Income (loss)per share - Basic and diluted:
Net income (loss)                                  $          *    $          *
                                                   ============    ============
Shares used in per share calculations                 8,695,652       8,695,652
                                                   ============    ============

* Less than $0.01 per share.


The accompanying notes are an integral part of these condensed financial statements.


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2004            2003
                                                            ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                        $    (42,927)   $      2,490
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Amortization of intangibles                                  92,782          88,809
     Depreciation                                                 15,942          12,134
     Deferred income taxes                                       (22,114)          1,284
     Changes in operating assets and liabilities:
        Accounts receivable                                       67,657          54,818
        Prepaid expense                                             --               786
        Accounts payable and accrued expenses                      8,969         (24,002)
        Deferred revenue                                          69,387            --
                                                            ------------    ------------
          Net cash provided by operating activities              189,696         136,319
Cash flows from investing activities:
   Acquisition of fixed assets                                   (60,535)        (20,872)
   Capitalized software development costs                       (153,803)        (96,000)
                                                            ------------    ------------
          Net cash used in investing activities                 (214,338)       (116,872)
Cash flows from financing activities:
   Payments on note payable and capital lease obligation          (1,899)         (6,215)
   Proceeds from issuance of notes payable                        30,737            --
                                                            ------------    ------------
   Net cash provided by (used in) financing activities            28,838          (6,215)
                                                            ------------    ------------
Net increase in cash and cash equivalents                          4,196          13,232
Cash and cash equivalents at beginning of period                 492,737         395,256
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $    496,933    $    408,488
                                                            ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $        613    $       --
                                                            ============    ============



The accompanying notes are an integral part of these financial statements.

                              AVATAR SYSTEMS, INC.


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

We prepared the condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. We recommend that these interim financial statements be read in conjunction with the audited financial statements and related notes included in our 2003 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.


In our opinion, the condensed financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as other information set forth in our 2003 Annual Report on Form 10-KSB filed with the SEC and other documents we file from time to time with the SEC.

Results of Operations

Revenues

Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the first quarter ended March 31, 2004 decreased 25.2% to $315,014 compared with net revenues of $420,900 for the same period in 2003.

Software. Software sales for the first quarter of 2004 decreased 72.5% to $20,206 compared with software sales of $73,558 for the first quarter of 2003. Demand for our software is lowest in the first quarter. Software sales for the first quarter of 2004 were lower compared to the first quarter of 2003 because we released enhancement modules to our Petroware2000 product during the first quarter of 2003.

Maintenance. Maintenance revenue for the first quarter of 2004 decreased 20.9% to $225,980 compared with maintenance revenue of $285,764 for the first quarter of 2003. The decrease in maintenance revenue reported for the quarter is because we began adjusting our deferred revenue accounts on a quarterly basis rather than annually. We have a higher number of maintenance contract renewals in the first quarter of the year because the release of our Petroware2000 product occurred during the first quarter of 2001. We expect a slight increase in maintenance revenue during the 2004 year over 2003 because of new installations during 2003 and expected sales for 2004.

Professional services. Professional services revenue for the first quarter of 2004 decreased 4.5% to $31,867 compared with professional service revenue of $33,353 for the first quarter of 2003.

Hardware. Hardware sales for the first quarter of 2004 increased 31.0% or $8,736 to $36,961, compared with hardware sales of $28,225 for the first quarter of 2003.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the first quarter of 2004 increased 7.1% to $100,261 compared with cost of revenues of $93,596 for the first quarter of 2003. Cost of revenues as a percentage of net revenues increased to 31.8% for the three months ended March 31, 2004 from 22.2% for the same period in 2003. The increase in the percentage of cost or revenues is primarily related to the decrease in 2004 revenue reported. Our costs remained stable.

Cost of software. Cost of software decreased 26.4% to $11,978 in the first quarter of 2004 from $16,279 in the first quarter of 2003. Cost of software as a percentage of the related revenue increased to 59.3% for the first quarter of 2004 compared to 22.1% for the same period in 2003. The increase in cost as a percentage of revenue is directly related to the decrease in software sales.

Cost of maintenance. Cost of maintenance revenues increased 9.5% to $43,628 for the first quarter of 2004 from $39,846 for the first quarter of 2003. The increase in costs was primarily due to higher hardware rental costs. Cost of maintenance revenues as a percentage of the related revenue increased to 19.3% during the first quarter 2004 compared to 13.9% for the same period in 2003. The increase in the percentage of cost of maintenance revenues was due primarily to the lower maintenance revenues reported because of the change in the frequency of the adjustment to deferred revenue.

Cost of professional services. Cost of professional services increased 27.8% to $15,577 for the quarter ended March 31, 2004, compared with $12,186 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 48.9% in the first quarter 2004, compared to 36.5% for the same period last year.

Hardware. Cost of hardware sold increased 15.0% to $29,078 for the quarter ended March 31, 2004, compared with $25,285 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 78.7% for the quarter ended March 31, 2004, compared with 89.6% for the same period last year. The decrease in percentage of cost of hardware was due to incentives provided by our vendors.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses for the first quarter of 2004 decreased 37.8% to $54,849, compared with $88,180 for the first quarter of 2003. Sales and marketing expenses as a percentage of net revenues decreased to 17.4% for the first quarter of 2004, compared with 21.0% for the same period last year. The decreases in cost and related percentages of revenue were due to the implementation of a new marketing program completed in 2003.

General and Administrative. Our general and administrative expenses for the first quarter of 2004 decreased 13.7% to $116,628, compared with general and administrative expenses of $135,195 for the first quarter of 2003. General and administrative expenses as a percentage of net revenues increased to 37.0% in the first quarter of 2004, compared with 32.1% in the first quarter of 2003. The increase in the percentage of general and administrative as a percentage of net revenues is due primarily to lower reported revenues. The decrease in general and administrative expense for the current quarter was due to reductions in personnel and the related costs allocated to general and administrative expense.

Interest Income. Interest income was $1,020 in the first quarter of 2004 compared to $788 in 2003.

Provision for Income Taxes. For the three March 31, 2004 we recorded a tax benefit on a loss from operations of $22,114, based on our pretax loss using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2004. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operations. At March 31, 2004, we had $496,933 in cash and cash equivalents. Cash generated from operations for the three months ended March 31, 2004 was $189,696 and $136,319 for the same period last year. Cash used for investing activities was $214,338 and $116,872 for the three months ended March 31, 2004 and 2003, respectively, primarily for cash invested in software development and property and equipment. Net cash provided by financing activities was $28,838 for the three months ended March 31, 2004, primarily from the proceeds of notes payable for equipment. Cash used by financing activities for the three months ended March 31, 2003 of $6,215 was for principal reduction of long term debt.

At March 31, 2004, we had cash and cash equivalents of $496,933 as compared to cash and cash equivalents of $408,488 for the same period last year. Our cash and cash equivalents at December 31, 2003 was $492,737. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased product demand or that we will be able to deliver our products on a timely and cost-effective basis.

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


During the period immediately after the end of the quarter, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During April 2004, the Company entered into an agreement with the holders of its 5,700,000 outstanding warrants to purchase its common stock, pursuant to which the Company exchanged .025 shares of common stock for each outstanding warrant. The Company is obligated to issue an aggregate of 142,500 shares of common stock to complete the exchange of the 5,700,000 outstanding warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

       (a) Exhibits
               31.1 Section 302 Certification pursuant to Sarbane-Oxley Act.
               32.1 Section 906 Certification pursuant to Sarbane-Oxley Act
       (b) Reports on Form 8-K

               The Company filed Form 8-K on April 30, 2004. Item 5 - Other Events and Item 12 - Results of Operations and Financial Condition were reported.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AVATAR SYSTEMS, INC.

Dated: May 12, 2004                                 By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer