Form 10QSB
period 2004-06-30
AVATAR SYSTEMS INC
filed 2004-08-12
CIK 707063

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                      Number of shares outstanding at June 30, 2004


Common stock, $0.001 par value                       8,695,652


================================================================================

PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1. FINANCIAL STATEMENTS................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................4
   ITEM 3. CONTROLS AND PROCEDURES.............................................7

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


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              AVATAR SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                  June 30,     December 31,
                                                                    2004           2003
                                                                ------------   ------------
                                                                 (unaudited)         *
                                                                ------------   ------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                       $    466,740   $    492,737
Accounts receivable, net                                             167,487        129,104
Prepaid Expense                                                        7,690          7,340
Deferred income taxes                                                 11,180         12,340
                                                                ------------   ------------
Total current assets                                                 653,097        641,521

Property and Equipment - at cost, net                                223,234        183,385
Purchased Software, net                                              136,543        181,215
Software Development Costs, net                                    2,038,793      1,876,094
                                                                ------------   ------------

Total assets                                                    $  3,051,667   $  2,882,215
                                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                            $     16,403   $      6,996
Accounts payable                                                      48,275         56,275
Accrued expense                                                       76,181         50,690
Deferred revenues                                                    297,863        265,328
                                                                ------------   ------------
Total current liabilities                                            438,722        379,289
Long-term debt                                                        40,886         26,120
Deferred income taxes                                                266,825        235,203
                                                                ------------   ------------
Total liabilities                                                    746,433        640,612
Stockholders' equity:
Common stock, $0.001 par value; 30,000,000 shares authorized;
8,695,652 shares, issued and outstanding                               8,696          8,696
Common stock subscribed 142,500 shares                                   143           --
Additional paid-in capital                                         1,768,202      1,768,345
Retained earnings                                                    528,193        464,562
Total stockholders' equity                                         2,305,234      2,241,603
                                                                ------------   ------------
Total liabilities and stockholders' equity                      $  3,051,667   $  2,882,215
                                                                ============   ============

The accompanying notes are an integral part of these financial statements


*These amounts are derived from the audited financial statements.


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME


                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                          2004            2003           2004            2003
                                                      ------------    ------------   ------------    ------------
Revenues:
 Software                                             $    171,519   $     79,568    $    191,725   $    153,126
 Maintenance                                               255,092        230,493         481,070        516,258
 Professional services                                      30,933         43,449          62,799         76,802
 Hardware                                                    8,659         78,209          45,620        106,434
                                                      ------------    ------------   ------------    ------------
    Net revenues                                           466,203        431,719         781,214        852,620
Cost of revenues:
 Software                                                   25,910         31,562          37,888         47,841
 Maintenance                                                32,828         41,882          76,456         81,728
 Professional services                                      13,868         11,510          29,445         23,696
 Hardware                                                    5,342         53,531          34,421         78,815
                                                      ------------    ------------   ------------    ------------
     Total cost of revenues                                 77,948        138,485         178,210        232,080
                                                      ------------    ------------   ------------    ------------
       Gross margin                                        388,255        293,234         603,004        620,540
Operating expenses:
  Sales and marketing                                       39,593        105,204          94,443        193,382
  General and administrative                                76,232        110,334         192,856        245,530
  Amortization of intangibles                               92,782         88,809         185,564        177,618
  Depreciation                                              19,861         15,474          35,803         27,609
                                                      ------------    ------------   ------------    ------------
      Total operating expenses                             228,468        319,821         508,666        644,139
                                                      ------------    ------------   ------------    ------------
        Operating income (loss)                            159,787        (26,587)         94,338        (23,599)
   Interest income                                           2,439            665           3,459          1,453
   Interest expense                                            771            126           1,384            126
                                                      ------------    ------------   ------------    ------------
        Income (loss) from operations before income
           taxes                                           161,455        (26,048)         96,413        (22,272)
   Deferred income tax expense (benefit)                    54,895         (8,420)         32,782         (7,136)
                                                      ------------    ------------   ------------    ------------

         Net income (loss)                            $    106,560    $    (17,628)  $     63,631    $    (15,136)
                                                      ============    ============   ============    ============

Net Income (loss) per share:
Basic and Diluted:
Net income (loss)                                     $       0.01    $          *   $       0.01    $          *
                                                      ============    ============   ============    ============
Basic and diluted weighted average shares
    outstanding                                          8,695,652      8,695,652       8,695,652      8,695,652
                                                      ============    ============   ============    ============

*Less than $(0.01)


                              AVATAR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended June 30,
                                                            --------------------------
                                                                2004           2003
                                                            -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                        $    63,631    $   (15,136)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Amortization of intangibles                                185,564        177,618
     Depreciation                                                35,803         27,609
     Deferred income taxes                                       32,782         (7,136)
     Changes in operating assets and liabilities:
        Accounts receivable                                     (38,383)        97,361
        Prepaid expense                                            (350)         1,572
        Accounts payable and accrued expenses                    17,491        (12,911)
        Deferred revenue                                         32,535           --
                                                            -----------    -----------
          Net cash provided by operating activities             329,073        268,977
Cash flows from investing activities:
   Acquisition of fixed assets                                  (75,653)       (46,154)
   Capitalized software development costs                      (303,591)      (192,000)
                                                            -----------    -----------
          Net cash used in investing activities                (379,244)      (238,154)
Cash flows from financing activities:
   Payments on note payable and capital lease obligation         (6,563)       (11,040)
   Proceeds from issuance of notes payable                       30,737           --
                                                            -----------    -----------
   Net cash provided by (used in) financing activities           24,174        (11,040)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents            (25,997)        19,783
Cash and cash equivalents at beginning of period                492,737        395,256
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   466,740    $   415,039
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $     1,384    $       126
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


Results of Operations


Revenues


Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the second quarter ended June 30, 2004 increased 8.0% to $466,203 compared with net revenues of $431,719 for the same period in 2003. Net revenues for the six months ended June 30, 2004 decreased 8.4% to $781,214, compared with $852,620 from the same period last year. The increase in net revenues is due to the current economic activity in the energy sector and our increased marketing efforts during 2003. The decrease in net revenues for the six months ended June 30, 2004 is primarily attributable to lower hardware sales in the second quarter when compared with an exceptional quarter ended June 20, 2003.


Software. Software sales for the second quarter of 2004 increased 115.6% to $171,519 compared with software sales of $79,568 for the second quarter of 2003. Software sales for the six months ended June 30, 2004 increased 25.2% to $191,725, compared with $153,126 from the same period last year. Demand for our software is historically lowest in the second quarter. Software sales for the second quarter of 2004 were higher compared to the second quarter of 2003 because due to the current economic activity in the energy sector and our increased marketing efforts during 2003.


Maintenance. Maintenance revenue for the second quarter increased 10.7% to $255,092 compared with maintenance revenue of $230,493 for the second quarter of 2003. Maintenance revenue for the six months ended June 30, 2004 decreased 6.8% to $481,070 compared with maintenance revenue of $516,258 for the same period last year. Maintenance revenue for the quarter was higher because of installations we made during 2003 and the current quarter. The decrease in maintenance revenue reported for the for the six months ended June 30, 2004 is because we began adjusting our deferred revenue accounts on a quarterly basis rather than annually. We expect a slight increase in maintenance revenue during the 2004 year because of new installations during 2003 and expected sales for 2004.

Professional services. Professional services revenue for the second quarter of 2004 decreased 28.8% to $30,933 compared with professional service revenue of $43,449 for the second quarter of 2003. Professional service revenue for the six months ended June 30, 2004 decreased 18.2% to $62,799, compared with $76,802 for the same period last year. We expect professional services revenue to increase because we have installed a higher number of new systems generating increased demand for customization. We have also made improvements in our billing system to better identify services we perform for our clients that are not included in our normal maintenance fees.


Hardware. Hardware sales for the second quarter of 2004 decreased 88.9% to $8,659, compared with hardware sales of $78,209 for the second quarter of 2003. Hardware sales for the six months ended June 30, 2004 decreased 57.1% to $45,620, compared with $106,434 from the same period last year. The decrease in hardware sales for the quarter is due to exceptionally higher sales during the second quarter of 2003. Hardware sales are strongest during our third quarter and we anticipate stronger hardware sales during the remainder of the year.


COST OF REVENUES


Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the second quarter of 2004 decreased 43.7% to $77,948 compared with cost of revenues of $138,485 for the second quarter of 2003. Cost of revenues for the six months ended June 30, 2003 decreased 23.2% to $178,210 compared with $232,080 for the same period last year. Cost of revenues as a percentage of net revenues decreased to 16.7% for the three months ended June 30, 2004 from 32.1% for the same period in 2003. .Cost of revenues as a percentage of net revenues decreased to 22.8% for the six months ended June 30, 2003, compared with 27.2% for the same period in 2003. Lower cost of revenues were primarily related to lower hardware sales.


Cost of software. Cost of software decreased 17.9% to $25,910 in the second quarter of 2004 from $31,562 in the second quarter of 2003. Cost of software decreased 20.8% to $37,888 in the six months ended June 30, 2004, compared with $47,841 in the same period last year. Cost of software as a percentage of the related revenue decreased to 15.1% for the second quarter of 2004 compared to 39.7% for the same period in 2003. Cost of software as a percentage of the related revenues decreased to 19.8% for the six months ended June 30, 2004, compared with 31.2% for the for the same period last year. The decrease in the percentage of cost of software was directly related to higher software sales.


Cost of maintenance. Cost of maintenance revenues decreased 21.6% to $32,828 for the second quarter of 2004 from $41,882 for the second quarter of 2003. Cost of maintenance revenues decreased 6.5% to $76,456 for the six months ended June 30, 2004, compared with $81,728 for the same period last year. Cost of maintenance revenues as a percentage of the related revenue decreased to 12.9% for the second quarter 2004, compared to 18.2% for the same period last year. Cost of maintenance revenues as a percentage of the related revenue remained stable at 15.9% for the six months ended June 30, 2004, compared with 15.8% for the same period last year. The reduction in cost of revenues was due primarily to a reduction in maintenance personnel costs.


Cost of professional services. Cost of professional services increased 20.5% to $13,868 for the three months ended June 30, 2004, compared with $11,510 for the same period last year. Cost of professional services increased 24.3% to $29,445 for the six months ended June 30, 2004 from $23,696 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 44.8% in the second quarter 2004, compared to 26.5% for the same period last year. Cost of professional services as a percentage of the related revenue increased to 46.9% for the six months ended June 30, 2004, compared with 30.9% for the same period last year. The increase in percentage of cost of professional services was due to lower revenues.


Hardware. Cost of hardware sold decreased 90.0% to $5,342 for the three months ended June 30, 2004, compared with $53,531 for the same period last year. Cost of hardware sold decreased 56.3% to $34,421 for the six months ended June 30,

2004, compared with $78,815 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 61.7% for the three months ended June 30, 2004, compared with 68.4% for the same period last year. Cost of hardware as a percentage of the related revenue remained stable at 75.5% for the six months ended June 30, 2004, compared with 74.1% for the same period last year.


OPERATING EXPENSES


Sales and Marketing. Our sales and marketing expenses for the second quarter of 2004 decreased 62.4% to $39,593, compared with $105,204 for the second quarter of 2003. Sales and marketing expenses for the six months ended June 30, 2004 decreased 51.2% to $94,443, compared with $193,382 in the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 8.5% for the second quarter of 2004, compared with 24.4% for the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 12.1% for the six months ended June 30, 2004, compared with 22.7% for the same period last year.The decreases in cost and related percentages of revenue were due to our completion of a marketing program.


General and Administrative. Our general and administrative expenses for the second quarter of 2004 decreased 30.9% to $76,262, compared with $110,334 for the second quarter of 2003. General and administrative expenses decreased 21.5% to $192,856 for the six months ended June 30, 2004, compared with $245,530 in the same period last year. General and administrative expenses as a percentage of net revenues decreased to 16.4% in the second quarter of 2004, compared with 25.6% in the second quarter of 2003. General and administrative expenses as a percentage of net revenues decreased to 24.7% in the six months ended June 30, 2004, compared with 28.8% in the same period last year. The decreases in the costs and percentages of general and administrative expenses to net revenues was primarily related to lower personnel costs.


Investment Income. Investment income was $2,439 in the second quarter of 2004 compared to $665 in 2003. Investment income was $3,459 for the six months ended June 30, 2004, compared with $1,453 in the same period last year.


Provision for Income Taxes. For the three and six months ended June 30, 2004 we recorded a deferred tax expense on income from operations of $54,895 and $32,782, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2004. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.


Liquidity and Capital Resources


We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operations. At June 30, 2004, we had $466,740 in cash and cash equivalents. Cash generated from operations for the six months ended June 30, 2004 was $329,073 and $268,977 for the same period last year. Cash used for investing activities was $379,244 and $238,154 for the six months ended June 30, 2004 and 2003, respectively. Cash used for investing activities was invested primarily in software development and property and equipment. Net cash provided by financing activities was $24,174 for the six months ended June 30, 2004, primarily from the proceeds of notes payable for equipment. Cash used by financing activities for the six months ended June 30, 2003 of $11,040 was for principal reduction of long term debt.


At June 30, 2004, we had cash and cash equivalents of $466,740 as compared to cash and cash equivalents of $415,039 for the same period last year. Our cash and cash equivalents at December 31, 2003 was $492,737. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control.

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

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

       (a) Exhibits
               31.1 Section 302 Certification pursuant to Sarbane-Oxley Act.
               32.1 Section 906 Certification pursuant to Sarbane-Oxley Act

       (b) Reports on Form 8-K
                  The Company filed Form 8-K on April 21, 2004. Item 5 - Other Events and Item 12 - Results of Operations and Financial Condition were reported.

                  The Company filed Form 8-K on May 7, 2004. Item 12 - Results of Operations and Financial Condition were reported.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AVATAR SYSTEMS, INC.

Dated: August 11, 2004                              By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                         Robert C. Shreve, Jr.
                                                        Chief Executive Officer
                                                        Chief Financial Officer