Form 10QSB
period 2004-09-30
AVATAR SYSTEMS INC
filed 2004-11-15
CIK 707063

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class              Number of shares outstanding at September 30, 2004


Common stock, $0.001 par value                     8,695,652

================================================================================
--------------------------------------------------------------------------------

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

   ITEM 1. LEGAL PROCEEDINGS...................................................7
   ITEM 2. CHANGES IN SECURITIES...............................................7
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7
   ITEM 5. OTHER INFORMATION...................................................7
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................8
   SIGNATURES..................................................................8


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              AVATAR SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                     September 30,    December 31,
                                                                          2004            2003
                                                                     -------------   -------------
                                                                      (Unaudited)          *
                                                                     -------------   -------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                            $     495,653   $     492,737
Accounts receivable, net                                                   242,240         129,104
Prepaid expense                                                              7,690           7,340
Deferred income taxes                                                       11,180          12,340
                                                                     -------------   -------------
Total current assets                                                       756,763         641,521

Property and equipment - at cost, net                                      249,953         183,385
Purchased software, net                                                    114,207         181,215
Software development costs, net                                          2,122,410       1,876,094
                                                                     -------------   -------------

Total assets                                                         $   3,243,333   $   2,882,215
                                                                     =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations   $      31,262   $       6,996
Accounts payable                                                            75,598          56,275
Accrued expense                                                             85,206          50,690
Deferred revenues                                                          302,952         265,328
                                                                     -------------   -------------
Total current liabilities                                                  495,018         379,289
Long-term debt and capital lease obligations                                66,099          26,120
Deferred income taxes                                                      304,277         235,203
                                                                     -------------   -------------
Total liabilities                                                          865,394         640,612
Stockholders' equity:
Common stock, $0.001 par value; 30,000,000 shares authorized
   8,695,652 shares, issued and outstanding                                  8,696           8,696
Common stock subscribed 142,500 shares                                         143            --
Additional paid-in capital                                               1,768,202       1,768,345
Retained earnings                                                          600,898         464,562
                                                                     -------------   -------------
Total stockholders' equity                                               2,377,939       2,241,603
                                                                     -------------   -------------
Total liabilities and stockholders' equity                           $   3,243,333   $   2,882,215
                                                                     =============   =============

The accompanying notes are an integral part of these financial statements


*These amounts are derived from the audited financial statements.


                              AVATAR SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                                                       Three Months Ended       Nine Months Ended
                                                         September 30,             September 30,
                                                       2004         2003         2004         2003
                                                    ----------   ----------   ----------   ----------
Revenues:
 Software                                           $  130,055   $  115,178   $  321,780   $  268,304
 Maintenance                                           251,926      216,815      732,994      733,073
 Professional services                                  48,707       52,193      111,506      128,995
 Hardware                                              128,670      434,403      174,291      540,837
                                                    ----------   ----------   ----------   ----------
    Net revenues                                       559,358      818,589    1,340,571    1,671,209
Cost of revenues:
 Software                                               26,768       18,471       64,656       66,311
 Maintenance                                            31,755       36,189      108,211      117,917
 Professional services                                  13,532       10,761       42,977       34,457
 Hardware                                              102,534      320,665      136,954      399,481
                                                    ----------   ----------   ----------   ----------
     Total cost of revenues                            174,589      386,086      352,798      618,166
                                                    ----------   ----------   ----------   ----------
      Gross margin                                     384,769      432,503      987,773    1,053,043
Operating expenses:
  Sales and marketing                                   42,840       77,289      137,283      270,671
  General and administrative                           120,788      139,423      313,643      384,953
  Amortization of intangibles                           92,782       88,809      278,345      266,427
  Depreciation                                          26,060       15,166       61,863       42,775
                                                    ----------   ----------   ----------   ----------
     Total operating expenses                          282,470      320,687      791,134      964,826
                                                    ----------   ----------   ----------   ----------
       Operating income                                102,299      111,816      196,639       88,217
   Investment income                                     9,814          298       13,273        1,751
   Interest expense                                      1,957        1,694        3,341        1,820
                                                    ----------   ----------   ----------   ----------
       Income from operations before income taxes      110,156      110,420      206,571       88,148
  Income tax expense                                    37,452       37,106       70,234       29,970
                                                    ----------   ----------   ----------   ----------

        Net income                                  $   72,704   $   73,314   $  136,337   $   58,178
                                                    ==========   ==========   ==========   ==========

Earnings per share:
Basic and Diluted                                   $     0.01   $     0.01   $     0.02   $      .01
                                                    ==========   ==========   ==========   ==========
Basic and diluted weighted average shares
          outstanding                                8,695,652    8,695,652    8,695,652    8,695,652
                                                    ==========   ==========   ==========   ==========


                              AVATAR SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                 2004              2003
                                                                            -------------     -------------
Cash flows from operating activities:
   Net income                                                               $     136,337     $      58,178
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                                  278,345           266,427
     Depreciation                                                                  61,863            42,775
     Deferred income taxes                                                         70,234            29,970
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (113,136)         (206,725)
        Prepaid expense                                                              (350)            1,572
        Accounts payable and accrued expenses                                      53,839           150,030
        Deferred revenues                                                          37,624              --
                                                                            -------------     -------------
          Net cash provided by operating activities                               524,756           342,227
Cash flows from investing activities:
   Acquisition of property and equipment                                         (128,431)          (96,225)
   Capitalized software development costs                                        (457,654)         (292,218)
                                                                            -------------     -------------
          Net cash used in investing activities                                  (586,085)         (388,443)
Cash flows from financing activities:
   Payments on long-term debt and capital lease obligations                       (13,945)          (15,659)
   Proceeds from issuance of long-term debt and capital lease obligations          78,190            37,014
                                                                            -------------     -------------
   Net cash provided by financing activities                                       64,245            21,355
                                                                            -------------     -------------
Net increase (decrease) in cash and cash equivalents                                2,916           (24,861)
Cash and cash equivalents at beginning of period                                  492,737           395,256
                                                                            -------------     -------------
Cash and cash equivalents at end of period                                  $     495,653     $     370,395
                                                                            =============     =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $       3,341     $       1,820
                                                                            =============     =============



The accompanying notes are an integral part of these financial statements.

                              AVATAR SYSTEMS, INC.


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the company's 2003 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.


In the opinion of management, the condensed financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

2. Common Stock Subscribed

During April 2004, the Company entered into an agreement with the holders of its 5,700,000 outstanding warrants to purchase its common stock, pursuant to which the Company exchanged .025 shares of common stock for each outstanding warrant. The Company is obligated to issue an aggregate of 142,500 shares of common stock to complete the exchange of the 5,700,000 outstanding warrants. These shares are reflected as common stock subscribed in the accompanying condensed balance sheet at September 30, 2004.

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

Results of Operations

Revenues

Our net revenues include four components: software licensing fees, maintenance/recurring, professional services and hardware. Our net revenues for the third quarter ended September 30, 2004 decreased 31.7% to $559,358 compared with net revenues of $818,589 for the same period in 2003. Net revenues for the nine months ended September 30, 2004 decreased 19.8% to $1,340,571, compared with $1,671,209 from the same period last year. The decrease in net revenues for the quarter and the nine months ended September 30, 2004 is primarily attributable to lower hardware sales in the current quarter when compared with an exceptional quarter for September 30, 2003.

Software. Software sales for the third quarter of 2004 increased 12.9% to $130,055 compared with software sales of $115,178 for the third quarter of 2003. Software sales for the nine months ended September 30, 2004 increased 19.9% to $321,780, compared with $268,304 from the same period last year. Demand for our software is historically highest during the third quarter of the fiscal year. Software sales for the third quarter of 2004 were higher compared to the third quarter of 2003 due to the current economic activity in the energy sector and our increased marketing efforts during 2003.

Maintenance. Maintenance revenue for the third quarter increased 16.2% to $251,926 compared with maintenance revenue of $216,815 for the third quarter of 2003. Maintenance revenue for the nine months ended September 30, 2004 was stable at $732,994 when compared with maintenance revenue of $733,073 for the same period last year. Maintenance revenue for the quarter was higher because of installations we made during 2003 and the current quarter. We expect a slight increase in maintenance revenue during the 2004 year because of new installations during 2003 and expected sales for 2004.

Professional services. Professional services revenue for the third quarter of 2004 decreased 6.7% to $48,707 compared with professional service revenue of $52,193 for the third quarter of 2003. Professional service revenue for the nine months ended September 30, 2004 decreased 13.6% to $111,506, compared with $128,995 for the same period last year. We expect professional services revenue to increase because we have installed a higher number of new systems generating increased demand for customization. We have also made improvements in our billing system to better identify services we perform for our clients that are not included in our normal maintenance fees.

Hardware. Hardware sales for the third quarter of 2004 decreased 70.4% to $128,670, compared with hardware sales of $434,403 for the third quarter of 2003. Hardware sales for the nine months ended September 30, 2004 decreased 67.8% to $174,291, compared with $540,837 from the same period last year. The decrease in hardware sales for the quarter is due to exceptionally higher sales during the third quarter of 2003. A hardware sale that we expected during the third quarter did not close until the subsequent quarter. Hardware sales are generally strongest during our third quarter. We anticipate stronger hardware sales during the remainder of the year.

COST OF REVENUES


Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the third quarter of 2004 decreased 54.8% to $174,589 compared with cost of revenues of $386,086 for the third quarter of 2003. Cost of revenues for the nine months ended September 30, 2004 decreased 42.9% to $352,798 compared with $618,166 for the same period last year. Cost of revenues as a percentage of net revenues decreased to 31.2% for the three months ended September 30, 2004 from 47.2% for the same period in 2003. Cost of revenues as a percentage of net revenues decreased to 26.3% for the nine months ended September 30, 2004, compared with 37.0% for the same period in 2003. Lower cost of revenues were primarily related to lower hardware sales.

Cost of software. Cost of software increased 44.9% to $26,768 in the third quarter of 2004 from $18,471 in the third quarter of 2003. Cost of software decreased 2.5% to $64,656 in the nine months ended September 30, 2004, compared with $66,311 in the same period last year. Cost of software as a percentage of the related revenue increased to 20.6% for the third quarter of 2004 compared to 16.0% for the same period in 2003. Cost of software as a percentage of the related revenues decreased to 20.1% for the nine months ended September 30, 2004, compared with 24.7% for the same period last year. The increase in cost and the percentage of cost of software was directly related to higher software sales and increased sales commission costs.

Cost of maintenance. Cost of maintenance revenues decreased 12.3% to $31,755 for the third quarter of 2004 from $36,189 for the third quarter of 2003. Cost of maintenance revenues decreased 8.2% to $108,211 for the nine months ended September 30, 2004, compared with $117,917 for the same period last year. Cost of maintenance revenues as a percentage of the related revenue decreased to 12.6% for the third quarter 2004, compared to 16.7% for the same period last year. Cost of maintenance revenues as a percentage of the related revenue decreased to 14.8% for the nine months ended September 30, 2004, compared with 16.1% for the same period last year. The reduction in cost of maintenance was due primarily to lower maintenance personnel costs.

Cost of professional services. Cost of professional services increased 25.8% to $13,532 for the three months ended September 30, 2004, compared with $10,761 for the same period last year. Cost of professional services increased 24.7% to $42,977 for the nine months ended September 30, 2004 from $34,457 for the same period last year. Cost of professional services as a percentage of the related revenue increased to 27.8% in the third quarter 2004, compared to 20.6% for the same period last year. Cost of professional services as a percentage of the related revenue increased to 38.5% for the nine months ended September 30, 2004, compared with 26.7% for the same period last year. The increases in cost and the percentage of cost of professional services was due primarily to higher personnel costs.

Hardware. Cost of hardware sold decreased 68.0% to $102,534 for the three months ended September 30, 2004, compared with $320,665 for the same period last year. Cost of hardware sold decreased 65.7% to $136,954 for the nine months ended September 30, 2004, compared with $399,481 for the same period last year. Cost of hardware as a percentage of the related revenue increased to 79.7% for the three months ended September 30, 2004, compared with 73.8% for the same period last year. Cost of hardware as a percentage of the related revenue increased to 78.6% for the nine months ended September 30, 2004, compared with 73.9% for the same period last year. The decrease in hardware costs is directly attributable to the decrease in hardware sales.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses for the third quarter of 2004 decreased 44.6% to $42,840, compared with $77,289 for the third quarter of 2003. Sales and marketing expenses for the nine months ended September 30, 2004 decreased 49.3% to $137,283, compared with $270,671 in the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 7.7% for the third quarter of 2004, compared with 9.4% for the same period last year. Sales and marketing expenses as a percentage of net revenues decreased to 10.2% for the nine months ended September 30, 2004, compared with 16.2% for the same period last year. The decreases in cost and related percentages of revenue were due to our completion of a marketing program in 2003.

General and Administrative. Our general and administrative expenses for the third quarter of 2004 decreased 13.4% to $120,788, compared with $139,423 for the third quarter of 2003. General and administrative expenses decreased 18.5% to $313,643 for the nine months ended September 30, 2004, compared with $384,953 in the same period last year. General and administrative expenses as a percentage of net revenues increased to 21.6% in the third quarter of 2004, compared with 17.0% in the third quarter of 2003. General and administrative expenses as a percentage of net revenues increased slightly to 23.4% in the nine months ended September 30, 2004, compared with 23.0% in the same period last year. The decreases in the costs were primarily related to lower personnel costs, while the increases in the percentages of general and administrative expenses to net revenues was primarily related to lower net revenues.

Investment Income. Investment income was $9,814 in the third quarter of 2004 compared to $298 in 2003. Investment income was $13,273 for the nine months ended September 30, 2004, compared with $1,751 in the same period last year.

Provision for Income Taxes. For the three and nine months ended September 30, 2004 we recorded income tax expense on income from operations of $37,452 and $70,234, respectively, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2004. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, and cash flows from operations. At September 30, 2004, we had $495,653 in cash and cash equivalents. Cash generated from operations for the nine months ended September 30, 2004 was $524,756 and $342,227 for the same period last year. Cash used for investing activities was $586,085 and $388,443 for the nine months ended September 30, 2004 and 2003, respectively. Cash used for investing activities was used primarily in software development and property and equipment. Net cash provided by financing activities was $64,245 and $21,355 for the nine months ended September 30, 2004 and 2003, respectively. The net cash provided from financing activities was primarily from the proceeds of notes payable and capital lease obligations for equipment.

At September 30, 2004, we had cash and cash equivalents of $495,653 compared with cash and cash equivalents of $370,395 for the same period last year. Our cash and cash equivalents at December 31, 2003 was $492,737. Based upon current financial resources, we believe that we will have sufficient reserves to meet our anticipated working capital needs for our business as currently conducted for the next twelve months. However, we anticipate that we will need additional working capital to fund our business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including our ability to further increase consumer awareness of our products, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management, operational, and technical resources. If we are successful in obtaining greater market penetration with our products, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased product demand or that we will be able to deliver our products on a timely and cost-effective basis.

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

As of the end of the quarter, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

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

None

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

       (a) Exhibits
               31.1 Section 302 Certification pursuant to Sarbanes-Oxley Act.
               32.1 Section 906 Certification pursuant to Sarbanes-Oxley Act

       (b) Reports on Form 8-K
               The Company filed Form 8-K on September 2, 2004. Item 2.02 - Results of Operations and Financial Condition and Item 8.01-Other Events were reported.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AVATAR SYSTEMS, INC.

Dated: November 12, 2004                            By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer