Form 10KSB
period 2004-12-31
AVATAR SYSTEMS INC
filed 2005-03-31
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

     As of March 14, 2005, 8,838,152 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the share held by non-affiliates was approximately $260,000 based upon a closing bid price of $.40 per share of Common Stock on the OTC Bulletin Board.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.


     The Issuer's revenue for its most recent fiscal year was $2,661,370.


     The following documents are incorporated by reference: None

PART I.........................................................................1
   Item 1. Business............................................................1
   Item 2. Properties..........................................................9
   Item 3. Legal Proceedings..................................................10
   Item 4. Submission of Matters To A Vote Of Security Holders................10
PART II.......................................................................10
   Item 5. Market For The Registrant's Common Equity And Related
           Shareholder Matters................................................10
   Item 6. Management's Discussion And Analysis Of Financial Condition
           Or Plan Of Operations..............................................11
   Item 7. Financial Statements...............................................16
   Item 8. Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure...............................................34
   Item 8a. Controls And Procedures...........................................34
   Item 8b. Other Information.................................................34
PART III......................................................................34
   Item 9. Directors And Executive Officers Of The Registrant;
           Compliance With Section 16(A) Of The Exchange Act..................34
   Item 10. Executive Compensation............................................37
   Item 11. Security Ownership Of Certain Beneficial Owners And Management....38
   Item 12. Certain Relationships And Related Transactions....................39
   Item 13. Exhibits..........................................................39
   Item 14. Principal Accountant Fees And Services............................41
   Signatures.................................................................41

                                     PART I

Item 1. Business

     Business Development

     Avatar Systems, Inc. ("Avatar", the "Company", or "we") provides enterprise resource solution software to companies engaged in the petroleum exploration and production industry. We offer integrated software solutions for automating and integrating data and work flows across the petroleum industry, as well as the information flows between the petroleum organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information, and enable better decision-making. Each solution focuses on specific mission-critical functions of the petroleum organization and is tailored to meet the needs of the particular client, as determined by size, properties under management and complexity of the petroleum industry.

     Avatar Systems, Inc. began business on September 1, 1996 as Avatar Systems, Ltd., a Texas limited partnership, in connection with the acquisition of Information Resources, Inc.

     On July 7, 2000, the limited partners assigned their respective partnership interests to Avatar International, Inc. for 6,399,000 shares of Avatar International's common stock. The partnership assigned all of its assets and liabilities to Avatar International and was dissolved. On July 10, 2000, Avatar International changed its name to Avatar Systems, Inc.

     On November 14, 2000, HCI Acquisition 1998-2, Inc. acquired all of the outstanding common stock of Avatar Systems, Inc. pursuant to a plan and agreement of merger. The Avatar Systems common stock was acquired from its four shareholders in exchange for 8,000,000 shares of HCI's common stock representing approximately 92% of the HCI's common stock. HCI, as the surviving entity, changed its name to Avatar Systems, Inc., its sole officer and director resigned and HCI's shareholders elected five new directors, who were also serving as directors of Avatar Systems.

     HCI Acquisition 1998-2, Inc., (HCI) was incorporated in Texas on August 7, 1998 as a wholly-owned subsidiary of Hospitality Companies, Inc., which was engaged in the leasing, sale and servicing of refrigeration, air conditioning and restaurant equipment.

     Avatar's stock symbol is AVSY.OB. Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001. On November 5, 2001, our Registration Statement on Form 10-SB became effective and our stock was approved for trading December 19, 2001 on the NASD OTC Bulletin Board.

     On our investor relations web site, which is accessible through www.avatarsystems.net, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and any amendments to those reports. All such filings on our investor relations web site are available free of charge. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-KSB. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that is filed electronically with the SEC.

     Our principal executive offices are located at 5728 LBJ Freeway, Suite 270, Dallas, Texas 75240, and our telephone number is (972) 720-1800.

     Industry Background

The petroleum industry is a data-intensive and complex global industry. The industry consists of three distinct sectors: upstream, midstream and downstream.

     o Upstream activities include exploration, producing and selling crude oil, natural gas and gas liquids.
     o Midstream activities typically include the gathering, transportation, and storage of petroleum products.
     o Downstream activities include refining crude oil into petroleum products, trading crude oil and petroleum products and distributing and marketing refined products.


     Within the upstream sector, the exploration and production divisions of oil and gas companies are chartered with finding, developing and managing the production of oil and gas reserves. Petroleum companies need to continually add new reserves of oil and gas at a faster rate than existing reserves are depleted. Optimizing a portfolio of oil and gas reserves is an ongoing process, whereby, petroleum companies explore, evaluate, develop, manage and divest petroleum interests.

     The discovery, evaluation,  acquisition and processing of properties within
the  upstream   petroleum  industry  are  typically   cumbersome,   costly,  and
time-consuming and are characterized by:

     o Data-Intensive, Paper-Based Process. Large amounts of geotechnical, engineering, land-related, financial and accounting data must be compiled and integrated from disparate, non-standardized, paper-based and digital sources in order to evaluate and manage properties.
     o Geographic Dispersion of Resources. Many new exploration and development projects are conducted in remote parts of the world, creating significant costs and numerous insufficiencies in the management of an upstream business.
     o Lack of Back Office Interconnectivity. The ability of companies to exchange data electronically and effect transactions in an efficient manner is currently limited by the numerous incompatible back office land, production and accounting systems.

     The energy application market has grown, as major U.S. oil companies have divested many of their U.S.-based assets, in order to pursue opportunities abroad. These divestitures have opened the door for small independent oil companies to acquire the assets of the major oil companies. There is a growing demand for oil and gas accounting and financial software because of the growth of these small independent oil companies.

     The computer infrastructure within the petroleum industry has been allowed to age beyond what is traditionally considered the useful life span of many of its component elements. The challenges facing the petroleum industry are: how to take advantage of the anticipated increase in demand, confront the problem of aging IT infrastructure, and deal with the ongoing attrition of the work force. These challenges will be met by changes in the business processes of oil and gas companies to work with fewer people, make efficient use of technology, and move away from capital-intensive computing systems. The oil industry will become a more streamlined and efficient industry based upon technology and services, an enterprise wide resource solution, supplied through application service providers (ASP's). These ASP's will offer enhanced outsourcing capabilities including not only applications, but through professional services including consulting, implementation, integration, software and industry training.

     Narrative Description of Business

     Products

     Avatar provides the petroleum industry with solutions for accounting/financial management, production and land management, oil and gas marketing and electronic data exchange on both a licensed basis and as an application service provider (ASP).

     We provide technology products and services to support the ongoing management of an upstream petroleum business and to facilitate the processing of oil and gas transactions through the back office systems of buyers, sellers, and traders. We offer a full line of accounting and resource management software for the petroleum industry through our Avatar400 and Petroware2000 product lines.
Our products offer a variety of applications specific to the accounting, billing, financial analysis, and land, royalty and production management functions of a petroleum company.

     Petroware2000

     Petroware2000 runs on all major operating systems and hardware types, including Microsoft Windows, Hewlett Packard, and IBM products. Petroware2000 runs on virtually any platform and is available in single and multi-user licenses and on an ASP basis. Petroware2000 utilizes the speed, power, flexibility, and infinite expandability of IBM's DB2 database environment to insure reliability, extended product longevity and substantially faster processing speeds. Our Petroware2000 product is designed for the small- to medium-sized petroleum company.

     Avatar400

     Avatar 400 provides a comprehensive accounting system, which delivers real time information from the database to users. This product takes advantage of the scalability and security of the IBM AS400 line of servers and utilizes the advanced features of IBM technology allowing energy customers to obtain accurate and timely information. Avatar400, which was designed primarily for use by major petroleum companies, provides an extensive array of data elements and multiple sorting capabilities. It automatically generates a host of reports, including lease/well management reports, financial reports and accounting reports. Avatar400 offers a complete selection of real-time accounting software modules which include general ledger, accounts payable, accounts receivable, revenue accounting, joint interest billing, partnership accounting, depletion (cost & statutory), fixed assets (GAAP & tax), budgeting and revenue accrual. Additionally, our Avatar400 product provides functionality for production management, oil and gas marketing, field inventory and data exchange interfaces between accounting and engineering systems.

     RAPID and Petroware2000 ASP Products

     Our RAPID, or Remote Access Private Integrated Datalink, and Petroware2000 application service provider (ASP) systems deliver enterprise resource solutions to petroleum companies on a worldwide basis. Our ASP products were developed to reduce the high costs of oil and gas accounting software ownership. Users remotely connect to our IBM AS400 or Citrix farm servers on a subscription basis, thereby, eliminating the need for expensive in-house hardware solutions, software purchases, and eventual upgrades. Our ASP solutions provide access to high availability, secure, fast processing servers for a limited monthly expenditure and reduce, or eliminate, the need for an expensive in-house.

     Support and Maintenance Services

     Due to the mission-critical nature of our products, most clients purchase annual support and maintenance, which entitles them to technical support and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements, and new technologies.

     Professional Services

     Professional services consist of consulting, implementation, integration, custom report writing, and training. Many of our clients purchase consulting services from us to support their implementations, assist in the conversion of their historical data and provide ongoing training and education. We believe that consulting services facilitate a client's early success with our products, strengthen the relationship with the client, and generate valuable feedback for our product development group.

     Growth Strategy

     Leveraging Existing Customer Relationships

     We have an installed base of more than 350 customers. Existing customers expanding or upgrading their information solutions provide us with a market for additional software solutions and services. The majority of our revenues are generated from existing customers.

     Developing and Enhancing New Technologies

     Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange. During fiscal 2005, our product development efforts will include development of production /land modules for our Petroware2000 product and integration of new imaging functionality in both our AS400 and Petroware2000 products.

     Pursuing Acquisitions and Strategic Alliances

     We have successfully completed two acquisitions since 1996. We will continue to evaluate potential acquisitions of other companies or technologies to further expand our solutions, services, or market penetration. In addition, as we expand in our markets, we intend to enter into additional sales and marketing strategic alliances in such markets. We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

     Expanding ASP Hosting Business

     We have offered our AS400 RAPID ASP services since 1999. We began offering our Petroware2000 product as an ASP service in early 2004. Our ASP offerings allow customers to free up resources to concentrate on their core competencies and strategic projects. The ASP business model provides us with a growing source of recurring revenues. Our ASP hosting centers allows us to meet customer demands as well as offer off-site backup and disaster recovery capabilities to our customers.

     Sales and Marketing

     Our marketing plan is geared to penetrate the energy market. We use regional distributors, trade shows, advertising, conferences, direct mail, telemarketing, referral base, and a written incentive-based compensation plan for our sales representatives to grow our market share. We maintain a database of over 15,000 domestic oil and gas companies registered with Dunn and Bradstreet. Additionally, we have engaged research consultants to access public records as filed with state regulatory agencies by oil and gas companies. Product demonstrations can be provided via the Internet, direct modem connection to customer site, in person at the customer site or at our office in Dallas.

     To discover opportunities to sell our products and Internet integration solutions, we call on our existing customer base, as well as leads we receive from customers, inquiries in response to tradeshows and advertisements. We conduct a variety of marketing programs to educate our target market, create awareness, and attract visitors to our products.

     Our web site (www.avatarsystems.net) provides customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers information on new products and services, product training dates and company sponsored seminars.

     Competition

     The market for enterprise information solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. We face competition from other traditional oil and gas service providers, as well as from Internet companies who have established websites and who are pursuing various e-commerce initiatives in bringing accounting solutions to the petroleum industry. Many of our competitors are large well-financed companies who provide an array of accounting and financial management solutions to the petroleum industry.

     Customers

     The Company completed a hardware sale with one customer during 2004 for $739,826 and one other customer during 2003 for $188,532. Total revenues from those customers were $773,457 in 2004 and $211,697 in 2003 accounting for 29% and 10% of total revenues, respectively. The Company completed hardware sales with three customers during 2004 for $941,329 that accounted for 86% of hardware revenue and 35% of total revenue for the year ended December 31, 2004. The Company had a separate customer in 2004 and a 2003 that accounted for more than 10% of revenues.

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

     Licenses, Franchises, Concessions, Royalty Agreement, Patents, Trademarks or Labor Contracts

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We hold copyrights to all of our products including, Avatar400, RAPID, Petroware2000, and Petroware Version 6. In addition, we have trademarks for Avatar400, Petroware2000, and Petroware Version 6. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information.

     We also rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our solutions to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain, and enhance, any of such software could result in increased costs, delays or reductions in software shipments until equivalent software could be developed or licensed and integrated.

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

     In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from electronic commerce or otherwise adversely affect our business, financial condition, and operating results.

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

     Product Development

         Our capitalized software development costs have been focused on the development of our Avatar400 and Petroware2000 products. We capitalize software development costs applicable to each product after technological feasibility has been established until the product is released to the market. It was necessary for us to develop a Windows-based application to gain a competitive edge and have successful sales in the oil and gas market. In 2004 and 2003, our product development expenditures were $624,948 and $576,540 respectively.

     Employees

     As of December 31, 2004, we had 11 employees, of which 1 was engaged in professional services, 5 in product development and customer support, 3 in sales and marketing and 2 in finance and administration. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our success depends, to a significant extent, upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

     Risk Factors and Other Trends and Uncertainties Affecting Future Operations

     Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-KSB report, including our financial statements and related notes.

WE INTEND TO GROW OUR BUSINESS BY ACQUIRING OTHER COMPANIES OR TECHNOLOGIES. IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY, ACQUIRE, AND INTEGRATE NEW COMPANIES OR TECHNOLOGIES, OUR BUSINESS WILL BE HARMED.

     We have grown our business primarily through the acquisition of other companies and assets and plan to continue this growth strategy for the foreseeable future. If we are unsuccessful in identifying, acquiring, and integrating other companies, we may not achieve our anticipated levels of growth. A substantial portion of our current revenue is derived from businesses or technologies that we have acquired. Although we continually evaluate acquisition opportunities, we may be unable to identify suitable acquisition candidates or successfully negotiate or finance any future acquisitions. We may also be unable to effectively integrate any acquired companies.

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

OUR STRATEGY OF DISTRIBUTING SOFTWARE AND ANALYSIS TOOLS AS AN APPLICATION SERVICE PROVIDER IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

     We intend to establish ourselves as an ASP serving the software needs of industry professionals, as well as the general enterprise resource planning needs of the upstream petroleum industry. The ASP model is a new and unproven distribution strategy, particularly in our marketplace. To fully implement our ASP model, we will need to develop additional technology, as well as establish relationships with developers and distributors of software products, which we may be unable to do on a cost-effective basis, if at all. If we are unable to implement our ASP model, or if our ASP distribution model does not generate sufficient revenue to cover the costs of creating, deploying, and supporting this distribution model, our operating results will be harmed. In addition, ASP revenue accounting generally recognizes revenue over the life of the particular contract.

WE MUST CONTINUE TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS.

     The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed. In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, IBM and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed. Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING BUSINESS.

     A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our customers or other third parties, which could disrupt or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if our security were breached.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE SUBJECT TO INCREASED COMPETITION THAT COULD SERIOUSLY HARM OUR BUSINESS.

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive.

WE  MUST  RETAIN  KEY  EMPLOYEES  AND  RECRUIT  QUALIFIED  TECHNICAL  AND  SALES
PERSONNEL.

     We believe that our success will depend on the continued employment of our senior management and other key personnel. Additionally, our continued success depends, in part, on our ability to identify, attract, motivate, and retain qualified technical, sales and other personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could seriously harm our business. We may also be required to create additional performance and retention incentives in order to retain our employees, including the granting of additional stock options to employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

OUR OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS AND THEIR AFFILIATES HAVE SUBSTANTIAL CONTROL OVER OUR BUSINESS.

     Our executive officers, directors, and major stockholders beneficially own, in the aggregate, approximately 92% of our common stock. These stockholders, if they vote together, will be able to significantly influence matters that our stockholders must approve, including electing directors and approving significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing us from effecting a change in control, which could cause our stock price to decline.

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS.

     The Sarbanes-Oxley Act ("the Act") of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act's requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. We believe these developments will increase our accounting and legal compliance costs and could expose us to additional liability. These developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We are presently evaluating and monitoring regulatory and legislative developments and cannot reliably estimate the timing or magnitude of additional cost we will incur as a result of the Act or other related legislation or regulation.

AN ACTIVE TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK.

     There is not an established active public market for our common stock. No assurance can be given that an active market will exist for our common stock.

Item 2. Properties

     The Company leases its 7,004 square foot facility at 5728 LBJ Freeway, Suite 270, Dallas, Texas, 75240. The lease for the corporate office was entered into on August 29, 2000 for a sixty-month lease term commencing on August 1, 2000 and expiring on September 30, 2005. The company leases a 1,496 square foot facility at 6 Desta Drive, Suite 3350, Midland, Texas 79705. The lease for the Midland facility was entered into on September 27, 2004 for a twelve-month lease term commencing on October 1, 2004 and expiring on September 30, 2005. The company leases a 250 square foot facility at 1901 Rickety, Suite 216, Tyler, Texas. The lease for the Tyler facility was entered into on April 27, 2004 for a twelve-month lease term commencing on May 1, 2004 and expiring on May 30, 2005.

Item 3. Legal Proceedings

     From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. Submission of Matters To A Vote Of Security Holders

     On September 17, 2004, Avatar Systems, Inc. held its 2004 Annual Meeting of Shareholders. The results of the ballots cast in person or by proxy at the Meeting are as follows:

         PROPOSAL I: For the election as director of all nominees listed below:

------------------------   ---------   ------------------   -------------------
                              For           Against              Abstain
------------------------   ---------   ------------------   -------------------

Robert C. Shreve, Jr       8,136,781                 --                    --
------------------------   ---------   ------------------   -------------------

Charles Timothy Allen      8,136,781                 --                    --
------------------------   ---------   ------------------   -------------------

Orville Gregory Allen      8,136,781                 --                    --
------------------------   ---------   ------------------   -------------------

Stephen A. Komlosy         8,136,781                 --                    --
------------------------   ---------   ------------------   -------------------

John J. May                8,136,781                 --                    --
------------------------   ---------   ------------------   -------------------

     As of July 26, 2004, the record date, there were 8,695,652 common shares issued and outstanding. A quorum consists of a majority of these shares outstanding, or 4,347,827 shares. The number of shares voting for proposal 1 by proxy or in person was 8,136,781. The total number of shares voted was 8,136,781.

     Immediately following the Annual Meeting of Shareholders, the newly elected directors by unanimous consent held their Annual Meeting. At the Annual Meeting of Directors, the following officers were elected to serve in the positions as indicated below until the next Annual Meeting of Directors or until their successors shall have been duly elected and qualified:

----------------------- ----------------- --------------------------------------
Name                           Age                 Position(s)
----------------------- ----------------- --------------------------------------
Robert C. Shreve, Jr.          42         President, Chief Executive
                                          Officer, Chairman of the Board of
                                          Directors, and Chief Financial Officer
----------------------- ----------------- --------------------------------------
Cindy Skelton                  46         Secretary
----------------------- ----------------- --------------------------------------

                                     PART II


Item 5.  Market  For The  Registrant's  Common  Equity And  Related  Shareholder
         Matters

     Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001. On November 5, 2001, our Registration Statement on Form 10-SB became effective and our stock was approved for trading on December 19, 2001, on the NASD OTC Bulletin Board. During 2004, there was only nominal trading in the shares of our common stock. As of March 14, 2005, the last reported trade in our stock was at $0.42. No assurance can be given that an active market will exist for our common stock in the future. On March 14, 2005, the last date reported for our common stock, the closing bid price was $0.40 and the closing ask price was $0.51. Our trading symbol is AVSY.OB.

     Holders

     As of March 14, 2005, the Company had approximately 450 shareholders of record, its common stock had a closing bid price of $0.40 per share, and a closing asked price of $.51 per share.

     Dividends


         We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the near future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

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

     Critical Accounting Policies and Estimates

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

     Concentrations of Credit Risk

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

     Fair Value of Financial Instruments

     In accordance with the reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.i

     Marketable Securitiesi

     Marketable securities at December 31, 2004 consisted of corporate equities in exchange traded index funds and corporate bond mutual funds. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2004, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying balance sheets, net of the related tax effect. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.i

     Software Development Costsi

     The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $624,948 and $576,540 of software development costs during the years ended December 31, 2004 and 2003, respectively. Capitalized software development costs are amortized by the straight-line method over a period of seven years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $335,952 and $262,588 for the years ending December 31, 2004 and 2003, respectively.i

     Impairment of Long-Lived Assetsi

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. During the years ended December 31, 2004 and 2003, the Company recorded no impairment charges.i

     Revenue Recognitioni

     The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangement with Multiple Deliverables.

     The Company recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

     Maintenance agreements are renewable on an annual basis, include rights to upgrades, when and if available, telephone support, updates, enhancements (when not separately priced and marketed), and bug fixes. Maintenance fees are charged in the initial licensing year and for renewals of annual maintenance in subsequent years. Revenue is recognized for maintenance ratably over the contract term.

     Other recurring revenue services are offered on a subscription-basis. Subscription-based revenues are recognized ratably over the term of the agreement.

     Professional services including implementation, data conversion, integration, custom report writing and training are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Professional services offered are not essential to the functionality of the software sold.

     Inflation

     We do not believe that inflation has materially affected our results of operations.

     Results of Operations

     Revenues

     Our net revenues include four components: software licensing fees, maintenance, professional services, and hardware. Our net revenues for the year ended December 31, 2004 increased 27.4% to $2,661,370 compared with net revenues of $2,088,950 for the year ended December 31, 2003. Our overall revenues were primarily affected by higher hardware sales during 2004.

         Software. Software sales for the year ended December 31, 2004 decreased 2.1% to $360,746 compared with software sales of $368,615 in 2003.

     Maintenance. Maintenance revenue for the year ended December 31, 2004 increased 4.8% to $1,029,131 compared with maintenance revenue of $981,874 in 2003. The increase in maintenance revenue was related to the higher number of customers from software sales.

     Professional services. Professional service revenue for the year ended December 31, 2004 increased 15.7% to $180,234 compared with professional services revenue of $155,776 in 2003. Professional services increased during 2004 because of higher training and system conversion services related to software sales.

     Hardware. Hardware sales for the year ended December 31, 2004 increased 87.3% to $1,091,259 compared with hardware sales of $582,685 in 2003. Hardware sales increased dramatically during 2004 because of three transactions with our larger customers that expanded operations during a period of rising petroleum prices. We cannot determine with any certainty whether demand for hardware will remain strong.

         Cost of Revenues

     Our cost of revenues includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales. Our cost of revenues for the year ended December 31, 2004 increased 64.3% to $1,235,370 compared with cost of revenues of $752,082 in 2003. Cost of revenues as a percentage of net revenues increased to 46.4% for the year ended December 31, 2004 from 36.0% in 2003. The increase in cost of revenues was impacted by the higher volume of hardware sales.

         Cost of software. Cost of software increased 11.7% to $109,117 for the year ended December 31, 2004 from $97,664 in 2003. Cost of software as a percentage of the related revenues increased to 30.2% for the year ended December 31, 2004 compared to 26.5% in 2003. The increase in cost of software was related to an increase in commissions on higher software sales during the third quarter offset by a decrease in royalty costs under an expired royalty contract.

     Cost of maintenance. Cost of maintenance revenue decreased 14.7% to $152,309 for the year ended December 31, 2004 from $178,456 in 2003. Cost of maintenance revenue as a percentage of the related revenue decreased to 14.8% for the year ended December 31, 2004, compared to 18.2% for the same period last year. The decreases in cost of maintenance and percentages of cost of maintenance as a percentage of the related revenues are due to reductions in personnel costs providing maintenance support.

         Cost of professional services. Cost of professional services increased 64.6% to $63,252 for the year ended December 31, 2004, compared with $38,423 in 2003. Cost of professional services as a percentage of the related revenue increased to 35.1% for the year ended December 31, 2004, compared to 24.7% in 2003. The increase in cost of professional services was related to increases in demand for training and systems conversions services.

     Hardware. Cost of hardware sold increased 108.1% to $910,692 for year ended December 31, 2004, compared with $437,539 in 2003. Cost of hardware as a percentage of the related revenue increased to 83.5% for the year ended December 31, 2004, compared with 75.1% in 2003. The increase in cost of hardware is directly related to higher hardware sales. The increase in percentage of cost of hardware is attributable to lower margins on larger product sales.

     Operating Expenses

     Sales and Marketing. Our sales and marketing expenses for the year ended December 31, 2004 decreased 30.8% to $159,903 compared with $231,029 in 2003. Sales and marketing expenses as a percentage of net revenues decreased to 6.0% for the year ended December 31, 2004 from 11.1% in 2003. The decrease in sales and marketing was due to an increased marketing effort completed during 2003.

     General and Administrative. Our general and administrative expenses for the year ended December 31, 2004 increased 7.3% to $459,466 compared with general and administrative expenses of $428,371 in 2003. General and administrative expenses as a percentage of net revenues decreased to 17.% for the year ended December 31, 2004, compared with 20.5% in 2003.i

     Investment Income. Investment income was $12,493 for the year ended December 31, 2004 compared to $3,980 in 2003. The increase in investment income was due to restructuring of investment assets into higher yielding bond mutual funds and exchange traded equity index funds during 2004 and higher invested balances.

     Loss on investments. Loss on investments of $2,271includes a realized loss on the sale in 2004 of an investment in a mutual fund investing in variable rate mortgages.

     Interest Expense. Interest expense was $5,524 for the year ended December 31, 2004, compared to $2,197 in 2003. The increase is due to higher amounts of debt outstanding during 2004 related to the addition of equipment to expand our ASP hosting capability.

         Provision for Income Taxes. For the year ended December 31, 2004, we recorded a deferred tax provision on income before income taxes of $98,681 compared to $84,678 in 2003. The increase in deferred tax expense is directly attributable to the increase in income before income tax.i

     Liquidity and Capital Resourcesi

     Our cash and cash equivalents and marketable securities at December 31, 2004 were $617,909 compared with $492,737 at December 31, 2003.i

     Cash flows from Operating Activitiesi

     Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided $853,052 and $759,210 in 2004 and 2003, respectively. Our cash provided by operating activities was impacted primarily by an increase in hardware sales during 2004.i

     Our accounts receivable balance increased to $145,770 in 2004 from $129,104 at the end of 2003 primarily due to higher hardware sales and maintenance revenue.

     The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

         We expect cash provided by operating activities to remain relatively stable in future periods due primiarily to the stability of our recurring maintenance revenues, but will be impacted by fluctuations in software and hardware sales.

     Cash Flows from Investing Activities

     Net cash used in investing activities in 2004 of $1,033,341 consisted of software development costs of $624,948, equipment purchases of $97,467, and net marketable securities we purchased of $310,926.

     Net cash used in investing activities in 2003 of $681,412 consisted of $576,540 in software development costs and $104,872 primarily in computer

     Cash Flows from Financing Activities

     Net cash used in financing activities in 2004 was $21,302 was for principal payments on capital lease obligations and notes payable.

     Net cash provided by financing activities in 2003 of $19,683 reflected the issuance of a note to purchase an automobile offset by reductions in payments on that note of $17,331.i

     At December 31, 2004, we had $321,491 in working capital, up from $262,232 at December 31, 2003. We currently have no significant capital commitments other than commitments under our capital lease obligations, note payment, and operating leases.

     Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

     Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation 46R ("FIN 46R"), a revision to interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effect date of 46R or elect early adoption of FIN 46R. The Company believes that it has no such variable interest entities and, as a result, FIN 46 and FIN 46R did not have an impact on the Company's financial statements.

     In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Form (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company does not believe the adoption of the recognition and measurement guidance in EITF Issue 03-1 will have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

Item 7. Financial Statements


                              Avatar Systems, Inc.
                          Index to Financial Statements



Report of Independent Registered Public Accounting Firm                      F-2


Financial Statements

   Balance Sheets as of December 31, 2004 and 2003                           F-3

   Statements of Income for the years ended December 31, 2004 and 2003       F-4

   Statements of Stockholders' Equity for the years ended December 31,
   2004 and 2003                                                             F-5

   Statements of Cash Flows for the years ended December 31, 2004 and 2003   F-6

   Notes to Financial Statements                                     F-7 to F-16

Financial  Statements and Reports of Independent  Registered  Public  Accounting
Firms

Avatar Systems, Inc.

December 31, 2004 and 2003

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders
Avatar Systems, Inc.


     We have audited the accompanying balance sheet of Avatar Systems, Inc. as of December 31, 2004 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Systems, Inc. at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Whitley Penn

Dallas, Texas
February 4, 2005

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Avatar Systems, Inc.


We have audited the accompanying balance sheet of Avatar Systems, Inc. as of December 31, 2003 and the related statement of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Systems, Inc. as of December 31, 2003 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


HEIN & ASSOCIATES LLP


Dallas, Texas
March 8, 2004


                              Avatar Systems, Inc.
                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2004         2003
                                                                                   ----------   ----------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $  291,146   $  492,737
Marketable securities                                                                 326,763         --
Accounts receivable, net of allowance of $14,368 and $4,106, respectively             145,770      129,104
Prepaid expense                                                                        15,303        7,340
Deferred income taxes                                                                  11,101       12,340
                                                                                   ----------   ----------
Total current assets                                                                  790,083      641,521

PROPERTY AND EQUIPMENT, net of accumulated depreciation                               263,247      183,385
    of $496,920 and $401,125, respectively
PURCHASED SOFTWARE, net of accumulated amortization
of $769,791 and $680,447, respectively                                                 91,871      181,215
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
of $982,953 and $647,001, respectively                                              2,165,090    1,876,094
                                                                                   ----------   ----------
Total assets                                                                       $3,310,291   $2,882,215
                                                                                   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $   72,028   $   56,275
Accrued expenses                                                                       93,618       50,690
Current maturities of long-term debt                                                    7,280        6,996
Current maturities of capital lease obligations                                        24,938         --
Deferred revenue                                                                      270,728      265,328
                                                                                   ----------   ----------
Total current liabilities                                                             468,592      379,289

DEFERRED INCOME TAXES                                                                 338,802      235,203

LONG-TERM DEBT
    Long-term debt                                                                     18,839       26,120
    Long-term capital lease obligations                                                38,947         --
                                                                                   ----------   ----------
Total long-term debt                                                                   57,786       26,120
                                                                                   ----------   ----------
Total liabilities                                                                     865,180      640,612

COMMITMENTS  AND CONTINGENCIES                                                           --           --

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued         --           --
Common stock, $0.001 par value; 30,000,000 shares authorized;
 8,838,152 and 8,695,652, shares issued and outstanding, respectively                   8,839        8,696
Paid-in capital                                                                     1,768,202    1,768,345
Retained earnings                                                                     656,119      464,562
Accumulated other comprehensive income                                                 11,951         --
                                                                                   ----------   ----------
Total stockholders' equity                                                          2,445,111    2,241,603
                                                                                   ----------   ----------
Total liabilities and stockholders' equity                                         $3,310,291   $2,882,215
                                                                                   ==========   ==========

                See accompanying notes to financial statements.

                                              Avatar Systems, Inc.
                                              STATEMENTS OF INCOME

                                                                   Year ended December 31,
                                                                 --------------------------
                                                                     2004           2003
                                                                 -----------    -----------
Revenue:
Software                                                         $   360,746    $   368,615
Maintenance                                                        1,029,131        981,874
Consulting                                                           180,234        155,776
Hardware                                                           1,091,259        582,685
                                                                 -----------    -----------
Total revenues                                                     2,661,370      2,088,950

Cost of Sales:
Software                                                             109,117         97,664
Maintenance                                                          152,309        178,456
Consulting                                                            63,252         38,423
Hardware                                                             910,692        437,539
                                                                 -----------    -----------
                                                                   1,235,370        752,082
                                                                 -----------    -----------
Gross profit                                                       1,426,000      1,336,868

Operating Expenses:
Sales and Marketing                                                  159,903        231,029
General and administrative                                           459,466        428,371
Depreciation and amortization                                        521,091        430,199
                                                                 -----------    -----------
                                                                   1,140,460      1,089,599
                                                                 -----------    -----------
Operating income                                                     285,540        247,269

Other income (expense):
Investment income                                                     12,493          3,980
Loss on investments                                                   (2,271)          --
Interest expense                                                      (5,524)        (2,197)
                                                                 -----------    -----------
                                                                       4,698          1,783

Income before income taxes                                           290,238        249,052

Deferred income tax expense                                           98,681         84,678
                                                                 -----------    -----------

NET INCOME                                                       $   191,557    $   164,374
                                                                 ===========    ===========

Net income  per share - basic and diluted                        $      0.02    $      0.02
                                                                 ===========    ===========

Weighted average common shares outstanding - basic and diluted     8,790,652      8,695,652
                                                                 ===========    ===========

                See accompanying notes to financial statements.


                              Avatar Systems, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2004 and 2003


                                                                                                 Accumulated
                                      Common stock                                                  other
                               -----------------------------      Paid-in         Retained      Comprehensive
                                   Shares          Amount         capital         earnings      Income (Loss)       Total
                               -------------   -------------   -------------    -------------   -------------   -------------
Balance at January 1, 2003         8,695,652   $       8,696   $   1,768,345    $     300,188   $        --     $   2,077,229

Net income                              --              --              --            164,374            --           164,374
                               -------------   -------------   -------------    -------------   -------------   -------------

Balance at December 31, 2003       8,695,652           8,696       1,768,345          464,562            --         2,241,603

Exchange of 5,700,000
common stock warrants
with an exercise price of $1
expiring in July 2005
for 142,500 shares of
common stock                         142,500             143            (143)            --              --              --

Change in unrealized gain
on available-for-sale
investments, net of tax                 --              --              --               --            11,951          11,951

Net income                              --              --              --            191,557            --           191,557
                               -------------   -------------   -------------    -------------   -------------   -------------

Balance at December 31, 2004       8,838,152   $       8,839   $   1,768,202    $     656,119   $      11,951   $   2,445,111
                               =============   =============   =============    =============   =============   =============






                See accompanying notes to financial statements.


                              Avatar Systems, Inc.
                            STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                         --------------------------
                                                                             2004            2003
                                                                         -----------    -----------
Cash flows from operating activities
Net income                                                               $   191,557    $   164,374
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                521,091        430,199
Loss on investments                                                            2,271           --
Deferred income taxes                                                         98,681         84,678
Changes in operating assets and liabilities
Accounts receivable                                                          (16,666)        69,998
Prepaid expenses                                                              (7,963)           263
Accounts payable                                                              15,753        (19,662)
Accrued expenses                                                              42,928           (952)
Deferred revenue                                                               5,400         30,312
                                                                         -----------    -----------
Net cash provided by operating activities                                    853,052        759,210

Cash flows from investing activities
Software development costs capitalized                                      (624,948)      (576,540)
Purchase of property and equipment                                           (97,467)      (104,872)
Purchases of marketable securities                                          (512,215)          --
    Sales of marketable securities                                           201,289           --
                                                                         -----------    -----------
Net cash used in investing activities                                     (1,033,341)      (681,412)

Cash flows from financing activities
Principal payments on capital lease obligations                              (14,305)          --
Proceeds from long-term debt                                                    --           37,014
Principal payments on long-term debt                                          (6,997)       (17,331)
                                                                         -----------    -----------
Net cash provided by (used in ) financing activities                         (21,302)        19,683

Net increase (decrease) in cash and cash equivalents                        (201,591)        97,481

Cash and equivalents at beginning of year                                    492,737        395,256
                                                                         -----------    -----------

Cash and cash equivalents at end of year                                 $   291,146    $   492,737
                                                                         ===========    ===========

Supplemental disclosure of cash paid for:
Interest                                                                 $     5,524    $     2,197
                                                                         ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
  Purchase of equipment with capital lease                               $    78,190    $      --
   Issuance of capital stock in exchange for outstanding warrants to
   purchase common stock                                                 $       143    $      --
 Change in unrealized gain on marketable securities                      $    18,108    $      --



                 See accompanying notes to financial statements

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003


NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

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

Concentrations of Credit Risk
-----------------------------

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

Fair Value of Financial Instruments
-----------------------------------

In accordance with the reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Cash Equivalents
----------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2004 and 2003, the uninsured portion of these deposits was approximately $224,000 and $105,000, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003


Marketable Securities
---------------------

Marketable securities at December 31, 2004, consisted of corporate equities in exchange traded index funds and corporate bond mutual funds. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2004, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders' equity section of the accompanying balance sheet, net of the related tax effect. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Software Development Costs
--------------------------

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $624,948 and $576,540 of software development costs during the years ended December 31, 2004 and 2003, respectively. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been seven years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $335,952 and $262,588 for the years ending December 31, 2004 and 2003, respectively.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided primarily on the straight-line method over the estimated useful lives ranging from three to seven years. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the useful lives of the assets or the terms of the corresponding leases.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. During the years ended December 31, 2004 and 2003, the Company recorded no impairment charges.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003


Revenue Recognition
-------------------

The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangement with Multiple Deliverables.

The Company recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Maintenance agreements are renewable on an annual basis, include rights to upgrades, when and if available, telephone support, updates, enhancements (when not separately priced and marketed), and bug fixes. Maintenance fees are charged in the initial licensing year and for renewals of annual maintenance in subsequent years. Revenue is recognized for maintenance ratably over the contract term.

Other  recurring   revenue   services  are  offered  on  a   subscription-basis.
Subscription-based revenues are recognized ratably over the term of the agreement.

Professional services including implementation, data conversion, integration, custom report writing and training are generally billed based on hourly rates together with reimbursement for travel and accommodation expenses. Professional services offered are not essential to the functionality of the software sold.

Stock-based Compensation
------------------------

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated using option pricing models, which were developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There were no options granted in 2004 or 2003. All the options were vested as of January 1, 2003.

Income Taxes
------------

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003


Comprehensive Income
--------------------

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities, net of the related tax effect, and is presented in the statements of changes in stockholders' equity.

Earnings Per Share
------------------

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The impact of dilutive stock options does not change earnings per share, therefore basic and diluted earnings per share are the same. At December 31, 2004 and 2003, the Company had 56,808 and 5,773,152,
respectively, potentially dilutive securities that were not included in the earnings per share calculation because they were antidilutive.

Recent Accounting Pronouncements
--------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation 46R ("FIN 46R"), a revision to interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effect date of 46R or elect early adoption of FIN 46R. The Company believes that it has no such variable interest entities and, as a result, FIN 46 and FIN 46R did not have an impact on the Company's financial statements.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Form (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company does not believe the adoption of the recognition and measurement guidance in EITF Issue 03-1 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. FASB 123R will be effective in 2006 for the Company.

Reclassifications
-----------------

Certain amounts in the December 31, 2003 financial statements have been reclassified to conform with the December 31, 2004 presentations.


                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003



NOTE B - MARKETABLE SECURITIES

At December 31, 2004, marketable securities are summarized as follows:


                                                                      Gross      Gross
                                                                   Unrealized Unrealized  Aggregate
                                                            Cost      Gains      Losses   Fair Value
                                                          --------   --------   --------   --------
Corporate equities exchange traded index fund             $ 99,987   $ 14,463   $   --     $114,450
Corporate bond mutual fund one to three year maturities    104,079       --        1,386    102,693
Corporate bond mutual fund intermediate maturities         104,589      5,031       --      109,620
                                                          --------   --------   --------   --------

                                                          $308,655   $ 19,494   $  1,386   $326,763
                                                          ========   ========   ========   ========



The Company's marketable securities are classified as available-for-sale. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet liquidity needs with the normal operating cycle. Accordingly, all marketable securities are classified as current assets. Gross realized losses on the sales of marketable securities were $2,271in 2004.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:


                                                                 December 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Furniture and fixtures                                      $110,439   $110,439
Computer equipment and software                              515,921    418,454
Transportation                                                37,014     37,014
Telecommunication equipment                                   18,603     18,603
Assets under capital lease                                    78,190       --
                                                            --------   --------
                                                             760,167    584,510
Less accumulated depreciation                                496,920    401,125
                                                            --------   --------
Property and equipment, net                                 $263,247   $183,385
                                                            ========   ========



During the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $95,795 and $55,767, respectively. Depreciation expense in 2004 also included the depreciation expense on assets recorded under capital leases.

                              Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003



NOTE D - PURCHASED SOFTWARE

Purchased software is summarized as follows:

                                                                December 31,
                                                            -------------------
                                                              2004        2003
                                                            --------   --------

Purchased software                                          $861,662   $861,662
Less accumulated amortization                                769,791    680,447
                                                            --------   --------
Purchased software, net                                     $ 91,871   $181,215
                                                            ========   ========



Purchased software is recorded at cost. Amortization of purchased software is provided on the straight-line method over 7 years. During the years ended December 31, 2004 and 2003, the Company recorded amortization expense of $89,344 and $111,844, respectively.

As of December 31, 2004, future purchased software amortization expense for each calendar year ended December 31 is: $89,344 for 2005 and $2,527 in 2006.

NOTE E - SOFTWARE DEVELOPMENT COSTS

Software development costs are summarized as follows:

                                                              December 31,
                                                        -----------------------
                                                            2004         2003
                                                        ----------   ----------
Software development costs                              $3,148,043   $2,523,095
Less accumulated amortization                              982,953      647,001
                                                        ----------   ----------
Software development costs, net                         $2,165,090   $1,876,094
                                                        ==========   ==========



Software development costs are recorded at cost. Amortization of software development costs are provided on the straight-line method over 7 years. During the years ended December 31, 2004 and 2003, the Company recorded amortization expense of $335,952 and $262,588, respectively.

Software development costs in process at December 31, 2004 and 2003 were $417,197 and $550,612, respectively.

As of December 31, 2004, developed software amortization expense for each calendar year ended December 31 is: $390,119 for 2005; $390,119 for 2006; $324,846 for 2007; $245,647 for 2008; $189,225 in 2009; and $625,134.

                             Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003



NOTE F - LONG-TERM DEBT

At December 31, 2004 and 2003 long-term debt consisted of a note payable to GMAC, collaterized by an automobile, bearing interest at 0.0% per annum, payable in sixty monthly principal payments of $683, beginning in June 2003 through maturity in May 2008.

                                                                 December 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Current portion of long-term debt                             $ 7,280   $ 6,996
Long-term debt                                                 18,839    26,120
                                                              -------   -------
                                                              $26,119   $33,116
                                                              =======   =======

     Future long-term debt obligations in effect at
        December 31, 2004 were as follows:
                                                               Year ending
                                                               December 31,
                                                              ---------------
                                            2005              $        7,280
                                            2006                       7,576
                                            2007                       7,884
                                            2008                       3,379
                                                              ---------------

                                                              $       26,119
                                                              ===============


NOTE G - CAPITAL LEASE OBLIGATIONS

During 2004, the Company entered into various capital lease arrangements for computer equipment used in our ASP hosting facility in the aggregate amount of $78,190. The agreements require monthly payments of principal and interest of approximately $2,500 at interest rates ranging from 8% to 12% and mature thirty-six months from the date of the lease in 2007.


                                                               December 31,
                                                            -------------------
                                                                2004       2003
                                                            --------   --------

Current portion of capital lease obligations                $ 24,938   $   --
Long-term portion of capital lease obligations                38,947       --
                                                            --------   --------
                                                            $ 63,885   $   --
                                                            ========   ========


Future minimum capital lease obligations in effect at
    December 31, 2004 were as follows:
                                                Year ending
                                                                 December 31,
                                                                 ------------
                                                   2005          $     24,938
                                                   2006                27,584
                                                   2007                11,363
                                                                 ------------

                                                                 $     63,885
                                                                 ============

                             Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003



NOTE H - LEASE OBLIGATIONS

The Company leases office facilities under three non-cancelable operating leases. Future minimum payments are $112,991 for the year ending December 31, 2005 and none thereafter.

Rent expense under the operating leases was $152,486 and $154,613 for the years ended December 31, 2004 and 2003, respectively.

NOTE I - INCOME TAXES

The Company's income tax expense in 2004 and 2003 consisted only of deferred taxes. The Company had no current income tax expense primarily because software development costs are charged to expense for federal income tax purposes and capitalized for financial reporting purposes.

Deferred tax assets and liabilities consist of the following:


                                                              December 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

Deferred tax assets
     Net operating loss carryforwards                    $ 100,242    $  82,291
     Purchased software amortization                        85,145       74,299
     Accrued expenses                                       17,258       12,340
                                                         ---------    ---------
                                                           202,645      168,930

Deferred tax liabilties
     Capitalized software                                  462,682      364,424
     Property and equipment                                 61,507       27,369
     Unrealized gain on marketable securities                6,157         --
                                                         ---------    ---------
                                                           530,346      391,793

Net deferred tax liability                               $(327,701)   $(222,863)
                                                         =========    =========

  Net deferred tax asset - current                          11,101       12,340
  Net deferred tax liability - long term                  (338,802)    (235,203)
                                                         ---------    ---------

                                                         $(327,701)   $(222,863)
                                                         =========    =========



At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $295,000, which begin to expire in 2022.

                             Avatar Systems, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003



NOTE J - RELATED PARTIES

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company's Board of Directors. Total revenues from that company were $22,060 and $211,697 in 2004 and 2003, respectively. Revenues for 2003 included a hardware sale of $188,532. The Company had $1,861 of accounts receivable at December 31, 2004 and 2003, respectively, related to services performed for that company.

In connection with the issuance of 1,600,000 shares of common stock on July 10, 2000 to London & Boston Investments, PLC, the company issued 5,700,000 warrants at $1.00 per share expiring in July 2005 to London & Boston, the Company's President/CEO, and certain members of the board of directors. On December 10, 2004, the Company completed the exchange of 142,500 of its common shares for the 5,700,000 outstanding warrants with London & Boston Investment, PLC, the
Company's President/CEO, and certain members of the board of directors. The exchange of the warrants for common stock was deemed to be at the same market value.. The exchange was essentially a reversal of the warrants issued on July 10, 2000. Therefore, the transaction was recorded as a reduction of paid in capital recorded at the inception of the transaction and no expense was recognized in the income statement for the exchange.

NOTE K - MAJOR CUSTOMERS

The Company completed a hardware sale with one customer during 2004 for $739,826 and another customer during 2003 for $188,532. Total revenues from those customers were $773,457 in 2004 and $211,697 in 2003 accounting for 29% and 10% of total revenues, respectively. The Company completed hardware sales with three customers during 2004 for $941,329, which accounted for 86% of hardware revenue and 35% of total revenue for the year ended December 31, 2004. The Company had a one customer in 2003 that accounted for more than 10% of revenues.

NOTE L - EMPLOYEE RETIREMENT PLAN

The Company sponsors an IRC 401(k) Profit Sharing Plan (the "Plan"), which covers all the Company's employees. The Plan allows the employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee's salary. Expenses related to matching contributions to the Plan were $17,445 and $22,012 for the years ended December 31, 2004 and 2003, respectively.



NOTE M - STOCK COMPENSATION PLAN AND WARRANTS

In  2000,  the  Company's   shareholders   approved  the  adoption  of  a  stock
compensation  plan.  Stock options are granted at the quoted market price of the
Company's stock at the date of grant, becoming exercisable over periods of up to three years and expire ten years from the date of grant.  No stock  options were granted by the Company  during the years  ended  December  31, 2004 or 2003.  At
December 31,  2004,  1,443,192  shares of common stock were  reserved for future grant under the 2000 Stock Compensation Plan.

Option activity for the years ended December 31, 2004 and 2003 is summarized as follows:

                                                 2004                  2003
                                           -------------------   -------------------
                                                      Weighted              Weighted
                                                       Average              Average
                                                       Exercise              Exercise
                                           Options      Price     Options     Price
                                           -----------------------------------------
Options outstanding at beginning of year     73,152    $  1.25     89,496    $  1.25

Options granted                                --         --         --         --
Options exercised                              --         --         --         --
Options forfeited                           (16,344)      1.25    (16,344)      1.25
                                           -----------------------------------------

Options outstanding at end of year           56,808    $  1.25     73,152    $  1.25
                                           =========================================

Options exercisable at end of year           56,808    $  1.25     73,152    $  1.25
                                           =========================================



The options outstanding at December 31, 2004 have a weighted average remaining life of 6 years with an exercise price of $1.25 per share.

The Company `s outstanding warrants to purchase 5,700,000 shares of common stock with an exercise price of $1.00 per share and expiring in July 2005 were exchanged for 142,500 shares of common stock effective December 10, 2004. (See Note J)

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure


     (a) On November 2, 2004, Hein & Associates LLP resigned as the Registrant's independent registered public accounting firm. On November 10, 2004, the Registrant engaged Whitley Penn as its independent registered public accounting firm for the fiscal year ending December 31, 2004.


     (b) The reports of Hein & Associates LLP on the Registrant's financial statements for the fiscal years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion nor were they modified as to uncertainty, audit scope, or accounting principles.


     (c) The Registrant's Board of Directors made the decision to engage Whitley Penn.


     (d) In connection with the audits for the fiscal years ended December 31, 2003 and 2002, and during the interim period from December 31, 2003 to November 2, 2004, there were no disagreements with Hein & Associates LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein & Associates LLP, would have caused it to make reference thereto in its reports.


     (e) Neither, the Registrant, nor anyone acting on its behalf, consulted with Whitley Penn during the fiscal years ended December 31, 2003 and 2002, and during the interim period from December 31, 2003 to November 10, 2004 with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Registrant's financial statements, or any other matters or events set forth in Item 304(a)(2)(ii) of Regulation S-B.


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


     As of the date of this report, the Chief Executive Officer/Chief Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's/Chief Financial Officer's opinion, based upon the evaluation he completed as of the date of this report, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.


Item 8b. Other Information


         Not applicable.

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

             Name              Age              Position with Avatar
             ----              ---              --------------------
      Robert C. Shreve, Jr.    42       President, Chief Executive Officer,
                                        Chief Financial Officer, Chairman of the
                                        Board and Director
      Charles Timothy Allen    54       Director
      Allen D. Farris          53       Director
      Stephen A. Komlosy       64       Director
      John J. May              56       Director
      Cindy Skelton            46       Secretary

     Robert C. (Chuck) Shreve, Jr. was managing partner of Avatar Systems, Ltd. and an officer of Avatar Systems, Inc., the predecessors of our Company, from 1996 to November 2000. He has served as the President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and a director of our Company since November 14, 2000. He has over twenty years experience in accounting and financial management with emphasis in the oil and gas industry and the real estate development industry. Mr. Shreve also has technical certifications in the technology field and over eighteen years in PC-based network and IBM AS400 systems. Mr. Shreve received his BBA from the University of Texas of the Permian Basin, and attended graduate school at the University of Texas at Dallas. As a Certified Public Accountant, he is a member of the American Institute of CPAs, the Texas Society of CPAs and the Dallas Chapter of the Texas Society of CPAs.

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


     Stephen A. Komlosy has served as a director of our Company since November 14, 2000. He is also the Chairman of London & Boston Investments, PLC, formerly Cybertec Holdings PLC., a publicly traded United Kingdom company. Mr. Komlosy has served as Chairman of London & Boston Investments, PLC since February 2000. London & Boston Investments, PLC is an investment company, making strategic investments in companies whose growth and value can be enhanced by management consulting services, financial assistance or mergers with related businesses and public flotation's. Mr. Komlosy currently resides in England. Since 1967, Mr. Komlosy has managed several family owned businesses, which are engaged in real estate acquisition and development activities. In 1981, he co-founded Branon PLC, a public industrial holding company selling bonded oil drilling and pipe handling equipment to North Sea oil operators; the large-scale manufacture of dump trucks for the Ministry of Defense; and of road planners and oil consoles. At Branon, he had specific responsibility for establishing its oil and gas purchasing associate Covendish Petroleum PLC that purchased 140 producing wells in Ohio, USA. Mr. Komlosy is also a director of Energy Technique, PLC, a company traded on the London Stock Exchange and Chairman of Netcentric Systems PLC that is traded on AIM in London.

     John J. May is a Fellow of the Institute of Chartered Accountants. He is a director of The Small Business Bureau Ltd and The Genesis Initiative Ltd, with responsibility for policy. These companies lobby Government on business matters affecting small and medium-sized enterprises. He is also the senior partner of a boutique London based chartered accountancy practice specializing in SMEs. Currently he is director of the Aim listed Netcentric. Previously, he was finance director of MyVal.com PLC, now Interactivity PLC, whose shares are traded on AIM.

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


     Allen D. Farris was appointed to the board of directors on September 24, 2004. Mr. Farris is currently the Chief Financial Officer of Eland Energy, Inc. and has held that position since December of 1999. Mr. Farris has thirty years of accounting and financial experience including financial reporting, treasury management, cash forecasting and budgeting, financial forecasting and modeling, computer system installation and maintenance, income tax planning, and maintaining banking relationships. His experience also includes both public and privately owned companies covering a broad range of industries at levels including Chief Financial Officer, Treasurer, Controller, and Tax Manager. Two specific areas of his expertise include all phases of the petroleum and real estate industries. Mr. Farris holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Austin and a Master of Science degree in Accounting from Texas Tech University. He is a Certified Public Accountant and a member of the American Institute, Texas Society, and Dallas Chapter of CPAs, and a member of the Dallas Chapter of the Petroleum Accountants' Society.


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


     Audit Committee


     The Audit Committee's functions include evaluating, and recommending to the Board the engagement of the Company's registered independent public accounting firm, reviewing the results of their auditing findings, and monitoring on a periodic basis the internal controls of the Company. The Audit Committee does not have a formally approved written charter. The Audit Committee currently consists of Charles Timothy Allen and Stephen A. Komlosy. The Audit Committee currently does not have a financial expert as defined under the Sarbanes-Oxley Act of 2002. The Audit Committee held three meetings during 2004.


     Code of Ethics


     The Company does not have a formally approved written code of ethics. The Company is in the process of drafting a code of ethics to be presented to the board for approval.


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


     Based solely on the Company's review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% stockholders were met.


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


     Employment Agreements


     We have entered into a management agreement with Robert C. Shreve, Jr., our President and Chief Executive Officer and Chief Financial Officer, which terminates on July 10, 2005. The management agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either Mr. Shreve or we give written notice to the other that the management agreement will not be renewed. Mr. Shreve will receive an annual base salary of $125,000, which may be increased at the discretion of our Board. Additionally, Mr. Shreve may be eligible to receive an annual bonus based on our financial performance in the form of stock options and cash not to exceed 15% of his base salary. Upon agreeing to the terms of the management agreement, we issued to Mr. Shreve a five-year warrant to purchase
1.6 million shares of our common stock at an exercise price of $1.00 per share. On December 10, 2004, Mr. Shreve's warrants were exchanged for 40,000 shares of the Company's common stock. See "Part III, Item 11- Security Ownership of Certain Beneficial Owners and Management."


     Key Man Insurance


     We currently pay an annual premium of $2,118 for a life insurance policy for $1,000,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer. The proceeds of the policy are payable to us.


     Stock Option Plan


     On November 14, 2000, our shareholders approved our 2000 Stock Compensation Plan. The number of shares of common stock which may be issued under the 2000 Plan shall initially be 400,000 shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2000 Plan shall not exceed 1,500,000 shares. We may also utilize the granting of options under the 2000 Plan to attract qualified individuals to become our employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2000 Plan, we may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2000 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions, which may be imposed, include, but are not limited to, specified periods of employment, attainment of personal performance standards or our overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2000 Plan to promote our development and growth, and may be used by our management as another means of attracting and retaining qualified individuals to serve as our employees and directors. Currently, options to purchase 56,808 shares of our common stock at an exercise price of $1.25 per share are outstanding to nine employees. Such options expire on January 10, 2011. No options have been granted to our officers or directors.


-------------------------------------------------------------------------------------------------------
                                          (a)                   (b)                       (c)
-------------------------------------------------------------------------------------------------------
          Plan Category        Number of securities to    Weighted-average       Number of securities
                               be issued upon exercise   exercise price of     remaining available for
                               of outstanding options,      outstanding         future issuance under
                                 warrants and rights     options, warrants    equity compensation plans
                                                             and rights        (excluding securities in
                                                                                     column (a))
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            56,808                 1.25                    1,443,192
-------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               -                     -                          -
-------------------------------------------------------------------------------------------------------
Total
                                        56,808                  1.25                    1,443,192
-------------------------------------------------------------------------------------------------------


Compensation Table

         The information set forth below concerns the cash and non-cash compensation to executive officers for each of the past three fiscal years ended December 31, 2004, 2003 and 2002. In each case, the compensation listed was paid by our Company or Avatar Systems, Ltd., our predecessor entity. Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.

          Summary Compensation Table

                                                                                 Long-Term Compensation
                Name/Title                           Annual Compensation                Awards
----------------------------------------------------------------------------------------------------------
                                                                                               Securities
                                                                                               Underlying
                                                                 Other Annual   Restricted   Options/SARs/
                                            Year   Salary/Bonus  Compensation  Stock Awards    Warrants
                                            -----  ------------  ------------  ------------  -------------
Robert C. Shreve, Jr., President, Chief     2004     $125,000       $7,211         None           None
   Executive Officer, Chief Financial       2003     $125,000       $7,211         None           None
   Officer and Director                     2002     $125,000       $5,208         None           None

Item 11. Security Ownership Of Certain Beneficial Owners And Management


         The table below sets forth, as of March 14, 2005, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be a beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                                Shares Beneficially  Percentage of Shares
                       Name(1)                         Owned          Beneficially Owed
-----------------------------------------       -------------------  --------------------
Robert C. Shreve, Jr...................              1,641,200               18.6
Charles Timothy Allen..................              2,449,973               27.7
Orville Gregory Allen..................              2,406,250               27.2
London & Boston Investments, Plc.......              1,679,002               19.0
Stephen A. Komlosy (2).................              1,695,002               19.2
Allen D. Farris (3)....................                    -0-                -0-
Cindy Skelton(4).......................                    -0-                -0-
Officers and directors as a group (4 persons) (5)     8,192,425              92.7

---------------

(1) Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned. In addition, unless otherwise indicated, the address of each beneficial owner identified below is c/o Avatar Systems, Inc., 5728 LBJ Freeway, Suite 270, Dallas, Texas 75240.
(2) Includes 1,679,002 shares owned by London & Boston. Stephen A. Komlosy is the Managing Director of London & Boston and is authorized to vote such shares on behalf of London & Boston. Also includes 1,000 shares owned by General Trading Corporation, Ltd., a Komlosy family company. Mr. Komlosy has the authority to vote such shares on behalf of General Trading Company. Mr. Komlosy is a director of Avatar. Mr. Komlosy's address is 133 Ebury Street, London SW1W9QU, England.

(3)  Mr. Farris is a director of Avatar.
(4)  Ms. Skelton is the Secretary of Avatar.
(5) See preceding notes for an explanation of the ownership of the 8,192,425 shares.

         We currently have 8,838,152 outstanding shares of common stock of which approximately 646,000 shares are owned by approximately 450 persons. The remaining shares are owned by our principal shareholders as noted in the above table.


Item 12. Certain Relationships And Related Transactions

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company's Board of Directors. Total revenues from that company were $22,060 and $211,697 in 2004 and 2003, respectively. Revenues for 2003 included a hardware sale of $188,532. The Company had $1,861 of accounts receivable at December 31, 2004 and 2003, respectively, related to services performed for that company.

In connection with the issuance of 1,600,000 shares of common stock on July 10, 2000 to London & Boston Investments, PLC, the company issued 5,700,000 warrants at $1.00 per share expiring in July 2005 to London & Boston, the Company's President/CEO, and certain members of the board of directors. On December 10, 2004, the Company completed the exchange of 142,500 of its common shares for the 5,700,000 outstanding warrants with London & Boston Investment, PLC, the Company's President/CEO, and certain members of the board of directors.

Item 13. Exhibits


     Statements filed as part of this Report:


         1. Financial Statements


         See "Index to Financial Statements" under Item 7 of this Report.


     Exhibits


         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:


         31.1 Section 302 Certification pursuant to Sarbanes-Oxley Act.


         32.1 Section 906 Certification pursuant to Sarbanes-Oxley Act.

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

Exhibit
Number          Description of Exhibit
--------------  ----------------------------------------------------------------
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

10.9* Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Gregg Allen as of July 10, 2000

10.10*          2000  Stock  Compensation  Plan of Avatar  Systems,  Inc.  dated
                October 9, 2000

10.11* Amended and Restated Loan Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.12* Amended and Restated Term Loan Promissory Note dated July 10, 2000 in the principal amount of $288,888.96

10.13* Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

Exhibit
Number          Description of Exhibit
--------------  ----------------------------------------------------------------

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

Item 14. Principal Accountant Fees And Services

     Audit Fees

         The aggregate fees for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2004 and 2003 were $18,135 and $16,708 respectively. The fees for the reviews of the financial statements included in the Company's Form 10-QSB were $9,522 and $9,291 for the fiscal year ended December 31, 2004 and 2003, respectively.

     All Other Fees

         There were no other fees for services rendered to the Company other than those services covered in the section captioned "Audit Fees" for the fiscal years ended December 31, 2004 and 2003.


Signatures


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AVATAR SYSTEMS, INC.

Dated: March 31, 2005                        By: /s/ ROBERT C. SHREVE, JR.
                                                --------------------------------
                                                Robert C. Shreve, Jr., President
                                                     Chief Executive Officer
                                                     Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2005                        By: /s/ ROBERT C. SHREVE, JR.
                                                --------------------------------
                                                     Robert C. Shreve, Jr.
                                                    Chief Executive Officer
                                                    Chief Financial Officer
                                                           Director

Dated: March 31, 2005                        By:  /s/ CHARLES TIMOTHY ALLEN.
                                                --------------------------------
                                                    Charles Timothy Allen
                                                          Director

Dated: March 31, 2005                        By: /s/ ALLEN.D. FARRIS
                                                --------------------------------
                                                       Allen D. Farris
                                                           Director

Dated: March 31, 2005                        By: /s/ STEPHEN A. KOMLOSY
                                                --------------------------------
                                                      Stephen A. Komlosy
                                                           Director


Dated: March 31, 2005                        By: /s/ JOHN J. MAY
                                                --------------------------------
                                                       John J. May
                                                         Director