Form 10QSB
period 2005-03-31
AVATAR SYSTEMS INC
filed 2005-05-16
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                     Number of shares outstanding at March 31, 2005


 Common stock, $0.001 par value                           8,838,152

PART I. FINANCIAL INFORMATION..................................................1

   Item 1. Financial Statements................................................1
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................4
   Item 3. Controls and Procedures.............................................6

PART II. OTHER INFORMATION.....................................................7

   Item 1. Legal Proceedings...................................................7
   Item 2. Changes in Securities...............................................7
   Item 3. Defaults Upon Senior Securities.....................................7
   Item 4. Submission of Matters to a Vote of Security Holders.................7
   Item 5. Other Information...................................................7
   Item 6. Exhibits ...........................................................7
   Signatures..................................................................8
   ----------



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              Avatar Systems, Inc.
                                 BALANCE SHEETS
                                                                                   March 31,   December 31,
                                                                                   -----------------------
                                                                                      2005         2004
                                                                                   ----------   ----------
                                                                                   (unaudited)       *
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $   92,541   $  291,146
Marketable securities                                                                 462,197      326,763
Accounts receivable, net of allowance of $14,368                                       68,369      145,770
Prepaid expenses                                                                        5,602       15,303
Deferred income taxes                                                                  15,003       11,101
                                                                                   ----------   ----------
Total current assets                                                                  643,712      790,083
PROPERTY AND EQUIPMENT, net of accumulated depreciation
    of $528,841 and $496,920, respectively                                            305,905      263,247
PURCHASED SOFTWARE, net of accumulated amortization
of $792,127 and $769,791, respectively                                                 69,535       91,871
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
of $1,080,482 and $982,953, respectively                                            2,214,056    2,165,090
                                                                                   ----------   ----------
Total assets                                                                       $3,233,208   $3,310,291
                                                                                   ==========   ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $   31,175   $   72,028
Accrued expenses                                                                       80,314       93,618
Current maturities of long-term debt                                                    7,280        7,280
Current maturities of capital lease obligations                                        24,938       24,938
Deferred revenue                                                                      306,564      270,728
                                                                                   ----------   ----------
Total current liabilities                                                             450,271      468,592
DEFERRED INCOME TAXES                                                                 323,818      338,802
LONG-TERM DEBT
    Long-term debt                                                                     17,019       18,839
    Long-term capital lease obligations                                                33,649       38,947
                                                                                   ----------   ----------
Total long-term debt                                                                   50,668       57,786
                                                                                   ----------   ----------
Total liabilities                                                                     824,757      865,180
COMMITMENTS  AND CONTINGENCIES                                                           --           --
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued         --           --
Common stock, $0.001 par value; 30,000,000 shares authorized;
 8,838,152 shares issued and outstanding                                                8,838        8,838
Paid-in capital                                                                     1,768,203    1,768,203
Retained earnings                                                                     627,033      656,119
Accumulated other comprehensive income                                                  4,377       11,951
                                                                                   ----------   ----------
Total stockholders' equity                                                          2,408,451    2,445,111
                                                                                   ----------   ----------
Total liabilities and stockholders' equity                                         $3,233,208   $3,310,291
                                                                                   ==========   ==========

See accompanying notes to financial statements. * These amounts are derived from the audited financial statements.


                              Avatar Systems, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                Three months ended March 31,
                                                                 --------------------------
                                                                     2005           2004
                                                                 -----------    -----------
Revenue:
Software                                                         $    40,215    $    20,206
Maintenance                                                          260,396        225,980
Professional services                                                 46,270         31,867
Hardware                                                               8,030         36,961
                                                                 -----------    -----------
Total revenues                                                       354,911        315,014

Cost of Sales:
Software                                                              17,754         11,978
Maintenance                                                           34,254         43,628
Professional services                                                 15,336         15,577
Hardware                                                               1,045         29,078
                                                                 -----------    -----------
                                                                      68,389        100,261
                                                                 -----------    -----------
Gross profit                                                         286,522        214,753

Operating Expenses:
Sales and Marketing                                                   48,751         54,849
General and administrative                                           129,964        116,628
Amortization                                                         119,866         92,782
Depreciation                                                          31,921         15,942
                                                                 -----------    -----------
                                                                     330,502        280,201
                                                                 -----------    -----------
Operating loss                                                       (43,980)       (65,448)

Other income (expense):
Investment income                                                      3,527          1,020
Loss on investments                                                   (1,689)          --
Interest expense                                                      (1,926)          (613)
                                                                 -----------    -----------
                                                                         (88)           407

Loss before income taxes                                             (44,068)       (65,041)

Deferred income tax benefit                                          (14,983)       (22,114)
                                                                 -----------    -----------

NET LOSS                                                         $   (29,085)   $   (42,927)
                                                                 ===========    ===========

Net loss  per share - basic and diluted                                 --             --
                                                                 ===========    ===========

Weighted average common shares outstanding - basic and diluted     8,838,152      8,695,652
                                                                 ===========    ===========

*Less than $0.01 per share
See accompanying notes to financial statements.

Comprehensive loss for the three months ended March 31, 2005 and 2004 was $(36,659) and $(42,927), respectively. This includes the changes in available for sales securites and net loss.

                              Avatar Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                    Three months ended March 31,
                                                       ----------------------
                                                         2005         2004
                                                       ---------    ---------

Cash flows from operating activities
Net loss                                               $ (29,085)   $ (42,927)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Amortization                                         119,866       92,782
Depreciation                                              31,921       15,942
Loss on investments                                        1,689         --
Deferred income taxes                                    (14,983)     (22,114)
Changes in operating assets and liabilities:
Accounts receivable                                       77,401       67,657
Prepaid expenses                                           9,701         --
Accounts payable                                         (40,853)      11,123
Accrued expenses                                         (13,304)      (2,154)
Deferred revenue                                          35,836       69,387
                                                       ---------    ---------
Net cash provided by operating activities                178,189      189,696

Cash flows from investing activities
Software development costs capitalized                  (146,497)    (153,803)
Purchase of property and equipment                       (74,578)     (60,535)
Purchases of marketable securities                      (251,420)        --
    Sales of marketable securities                       102,819         --
                                                       ---------    ---------
Net cash used in investing activities                   (369,676)    (214,338)

Cash flows from financing activities
Principal payments on capital lease obligations           (5,298)        (150)
Proceeds from long-term debt                                --         30,737
Principal payments on long-term debt                      (1,820)      (1,749)
                                                       ---------    ---------
Net cash provided by (used in) financing activities       (7,118)      28,838

Net increase (decrease) in cash and cash equivalents    (198,605)       4,196

Cash and cash equivalents at beginning of quarter        291,146      492,737
                                                       ---------    ---------

Cash and cash equivalents at end of quarter            $  92,541    $ 496,933
                                                       =========    =========

Supplemental disclosure of cash paid for:
Interest                                               $   1,926    $     613
                                                       =========    =========

Supplemental disclosure of noncash investing activities:
 Change in unrealized gain on marketable securities     $ (11,477)   $    --
                                                        =========    =========

See accompanying notes to financial statements.

                              AVATAR SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2004 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as other information set forth in our 2004 Annual Report on Form 10-KSB filed with the SEC and other documents we file from time to time with the SEC.


Results of Operations


Revenues


Our net revenues include four components: software licensing fees, maintenance, professional services and hardware. Our net revenues for the first quarter ended March 31, 2005 increased 12.7% to $354,911 compared with net revenues of $315,014 for the same period in 2004.


Software. Software sales for the first quarter of 2005 increased 99.0% to $40,215 compared with software sales of $20,206 for the first quarter of 2004. Software sales for the first quarter of 2004 were higher compared to the first quarter of 2004 because of the current petroleum industry environment.


Maintenance. Maintenance revenue for the first quarter of 2005 increased 15.7% to $260,396 compared with maintenance revenue of $225,980 for the first quarter of 2004. We expect a slight increase in maintenance revenue during the 2005 year over 2004 because of new software installations during 2004 and expected software sales for 2005.


Professional services. Professional services revenue for the first quarter of 2005 increased 45.2% to $46,270 compared with professional service revenue of $31,867 for the first quarter of 2004. Professional service revenues increased due to training for our new customers.

Hardware. Hardware sales for the first quarter of 2005 decreased 78.3% to $8,030, compared with hardware sales of $36,961 for the first quarter of 2004. Hardware sales are seasonally low during the first quarter of our year; however, hardware sales during the first quarter of 2004 were higher than normally expected.


COST OF REVENUES


Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales. Our cost of revenues for the first quarter of 2005 decreased 31.8% to $68,389 compared with cost of revenues of $100,261 for the first quarter of 2004. Cost of revenues as a percentage of net revenues decreased to 19.3% for the three months ended March 31, 2005 from 31.8% for the same period in 2004. The decrease in the cost of revenues is primarily related to lower hardware sales offset by higher commission costs on software sales. The decrease in the percentage of cost of net revenues is related primarily to lower hardware sales and the related costs which generally have a lower profit margin than the other components.


Cost of software. Cost of software increased 48.2% to $17,754 in the first quarter of 2005 from $11,978 in the first quarter of 2004. Cost of software as a percentage of the related revenue decreased to 44.1% for the first quarter of 2005 compared to 59.3% for the same period in 2004. The decrease in cost as a percentage of revenue is directly related to higher software sales. The cost of software sold increased due to commissions on the higher software sales volume.


Cost of maintenance. Cost of maintenance revenues decreased 21.5% to $34,254 for the first quarter of 2005 from $43,628 for the first quarter of 2004. The decrease in costs was primarily due to lower hardware rental costs. Cost of maintenance revenues as a percentage of the related revenue decreased to 13.2% during the first quarter 2005 compared to 19.3% for the same period in 2004. The decrease in the percentage of cost of maintenance revenues was due primarily to lower hardware rental costs.


Cost of professional services. Cost of professional services decreased 1.5% to $15,336 for the quarter ended March 31, 2005, compared with $15,577 for the same period last year. Cost of professional services as a percentage of the related revenue decreased to 33.1% in the first quarter 2005, compared to 48.9% for the same period last year due to higher demand for professional services related to new software installations.


Hardware. Cost of hardware sold decreased 96.4% to $1,045 for the quarter ended March 31, 2005, compared with $29,078 for the same period last year. Cost of hardware as a percentage of the related revenue decreased to 13.0% for the quarter ended March 31, 2005, compared with 78.7% for the same period last year. Hardware sales during the first quarter of 2005 were not significant.


OPERATING EXPENSES


Sales and Marketing. Our sales and marketing expenses for the first quarter of 2005 decreased 11.1% to $48,752, compared with $54,849 for the first quarter of 2004. Sales and marketing expenses as a percentage of net revenues decreased to 13.7% for the first quarter of 2005, compared with 17.4% for the same period last year. The decreases in cost and related percentages of revenue were related to higher costs for a marketing program during 2004.


General and Administrative. Our general and administrative expenses for the first quarter of 2005 increased 11.4% to $129,965, compared with general and administrative expenses of $116,628 for the first quarter of 2004. General and administrative expenses as a percentage of net revenues remained stable at 36.6% in the first quarter of 2005, compared with 37.0% in the first quarter of 2004. The increase in general and administrative expense is due to higher accounting and auditing fees.


Investment Income. Investment income was $3,527 in the first quarter of 2005 compared to $1,020 in 2004. The increase in investment income is due to higher invested balances.


Provision for Income Taxes. For the three months ended March 31, 2005, we recorded a tax benefit on a loss from operations of $14,983, based on our pretax loss using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2005. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

LIQUIDITY AND CAPITAL RESOURCES


Our cash and cash equivalents and marketable securities at March 31, 2005 were $554,738 compared with $496,933 at March 31, 2004. Cash and cash equivalents and marketable securities at December 31, 2004 were $617,909. Cash flows for the first fiscal quarter are impacted positively by cash we collect from recurring maintenance agreements entered into during the first quarter. The revenue from the maintenance agreements is recognized over the term of the maintenance contract. The cash flows from the maintenance agreements were offset by our seasonally low software and hardware sales and quarterly operating loss.


Cash flows from Operating Activities. Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided cash flows of $178,189 and $189,696 for the quarters ended March 31, 2005 and 2004, respectively.


The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.


We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but will be impacted by fluctuations in software and hardware sales.


Cash Flows from Investing Activities. Net cash used in investing activities for the quarter ended March 31, 2005 of $369,676 consisted of capitalized software development costs of $146,497, computer equipment purchases of $74,578, and net marketable securities purchased of $148,601.


Net cash used in investing activities for the quarter ended March 31, 2004 of $214,338 included $153,803 in capitalized software development costs and $60,535, primarily in computer equipment additions.


Cash Flows from Financing Activities. Net cash used in financing activities for the quarter ended March 31, 2005 of $7,118 was for principal payments on capital lease obligations and notes payable.


Net cash provided by financing activities for the quarter ended March 31, 2004 of $28,838 reflected the issuance of a note to purchase an automobile offset by reductions in payments on that note of $1,749.


Working Capital. At March 31, 2005, we had $193,442 in working capital, down from $321,491 at December 31, 2004. The decrease in working capital is attributable to an increase in our deferred revenue account of $35,836, a decrease in our accounts receivable of $77,401 and the net loss for the quarter of $29,085. We currently have no significant capital commitments other than commitments under our capital lease obligations, note payments, and operating leases.


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

As of the date of this report, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer /Chief Financial Officer's opinion that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1 Section 302 Certification pursuant to Sarbanes Oxley Act.
32.1 Section 906 Certification pursuant to Sarbanes-Oxley Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVATAR SYSTEMS, INC.

Dated: May 13, 2005                          By: /s/ROBERT C. SHREVE, JR.
                                             ----------------------------
                                                   Robert C. Shreve, Jr.
                                                   Chief Executive Officer
                                                   Chief Financial Officer