Form 10QSB
period 2005-06-30
AVATAR SYSTEMS INC
filed 2005-08-15
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June  30, 2005

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-32925

AVATAR SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Texas	75-2796037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5728 LBJ Freeway, Suite 270, Dallas, Texas 75240
(Address of principal executive offices and zip code)

(972) 720-1800
(Registrant’s telephone number, including area code)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of shares outstanding at July 29, 2005

Common stock, $0.001 par value	8,838,152

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,847	$291,146
Marketable securities	470,869	326,763
Accounts receivable, net of allowance of $14,368	188,593	145,770
Prepaid expenses	5,602	15,303
Deferred income taxes	14,875	11,101

Total current assets	727,786	790,083
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $563,023 and $496,920, respectively	316,363	263,247
PURCHASED SOFTWARE, net of accumulated amortization of $814,463 and $769,791, respectively	47,198	91,871
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,178,012 and $982,953, respectively	2,259,327	2,165,090

Total assets	$3,350,674	$3,310,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,197	$72,028
Accrued expenses	83,183	93,618
Current maturities of long-term debt	7,845	7,280
Current maturities of capital lease obligations	24,938	24,938
Deferred revenue	296,828	270,728

Total current liabilities	440,991	468,592
DEFERRED INCOME TAXES	365,965	338,802
LONG-TERM DEBT
Long-term debt	27,377	18,839
Long-term capital lease obligations	25,826	38,947

Total long-term debt	53,203	57,786

Total liabilities	860,159	865,180
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	1,768,203	1,768,203
Retained earnings	704,473	656,119
Accumulated other comprehensive income	9,001	11,951

Total stockholders’ equity	2,490,515	2,445,111

Total liabilities and stockholders’ equity	$3,350,674	$3,310,291

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenue:
Software	$197,154	$171,519	$237,368	$191,725
Maintenance	306,810	255,092	567,206	481,070
Professional services	66,490	30,933	112,760	62,799
Hardware	113,284	8,659	121,314	45,620

Total revenues	683,738	466,203	1,038,648	781,214
Cost of Revenues:
Software	65,830	25,910	83,584	37,888
Maintenance	42,058	32,828	76,312	76,456
Professional services	19,833	13,868	35,169	29,445
Hardware	90,436	5,342	91,481	34,421

Total cost of revenues	218,157	77,948	286,546	178,210

Gross profit	465,581	388,255	752,102	603,004
Operating Expenses:
Sales and Marketing	98,775	39,593	147,525	94,443
General and administrative	99,212	76,232	229,176	192,856
Amortization	119,866	92,782	239,732	185,564
Depreciation	34,182	19,861	66,103	35,803

Total operating expenses	352,035	228,468	682,536	508,666

Operating income	113,546	159,787	69,566	94,338
Other income (expense):
Investment income	7,056	2,439	8,894	3,459
Loss on investments	(1,689)	—	(1,689)	—
Interest expense	(1,580)	(771)	(3,506)	(1,384)

Total other income	3,787	1,668	3,699	2,075

Income before income taxes	117,333	161,455	73,265	96,413
Deferred income tax expense	39,893	54,895	24,910	32,782

NET INCOME	$77,440	$106,560	$48,355	$63,631

Net income per share
Basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average common shares outstanding
Basic and diluted	8,838,152	8,695,652	8,838,152	8,695,652

See accompanying notes to financial statements.

Comprehensive income for the three months ended June 30, 2005 and 2004 was $82,064 and $106,560, and for the six months ended June 30, 2005 and 2004 was $45,405 and $63,631, respectively.  This includes the changes in marketable securities and net income.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2005	2004

Cash flows from operating activities
Net income	$48,355	$63,631
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	239,732	185,564
Depreciation	66,103	35,803
Loss on investments	1,689	—
Deferred income taxes	24,910	32,782
Changes in operating assets and liabilities:
Accounts receivable	(42,823)	(38,383)
Prepaid expenses	9,701	(350)
Accounts payable	(43,831)	(8,000)
Accrued expenses	(10,435)	25,491
Deferred revenue	26,100	32,535

Net cash provided by operating activities	319,501	329,073
Cash flows from investing activities
Software development costs capitalized	(289,296)	(303,591)
Purchases of property and equipment	(106,477)	(75,653)
Purchases of marketable securities	(253,085)	—
Sales of marketable securities	102,819	—

Net cash used in investing activities	(546,039)	(379,244)
Cash flows from financing activities
Principal payments on capital lease obligations	(13,121)	(4,779)
Proceeds from long-term debt	—	30,737
Principal payments on long-term debt	(3,640)	(1,784)

Net cash provided by (used in) financing activities	(16,761)	24,174

Net decrease in cash and cash equivalents	(243,299)	(25,997)
Cash and cash equivalents at beginning of period	291,146	492,737

Cash and cash equivalents at end of period	$47,847	$466,740

Supplemental disclosure of cash paid for:
Interest	$3,506	$1,384

Supplemental disclosure of non-cash investing and financing activities:
Purchase of vehicle through issuance of note payable	$33,716	$—
Change in unrealized gain on marketable securities, net of tax	4,624	—
Debt repayment through non-cash asset transfer	22,479	—

See accompanying notes to financial statements.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the interim financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

2. Subsequent Event

On July 29, 2005, the Company entered into a lease agreement for 5,765 square feet of office space at 2801 Network Boulevard, Frisco, Texas for use as its corporate office facility.  The term of the lease is for 120 months beginning October 1, 2005 and ending September 20, 2015.  The lease is payable in monthly installments of $10,569 for a total annual base rental of $126,830.

Item 2. Management’s Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document, “Risk Factors and Other Trends and Uncertainties Affecting Future Operations” set forth in our 2004 Annual Report on Form 10-KSB and other documents we file from time to time with the SEC.

Results of Operations

Revenues

Our revenues include four components: software licensing fees, maintenance, professional services and hardware.  Our revenues for the second quarter ended June 30, 2005 increased 46.7% to $683,738 compared with revenues of $466,203 for the same period in 2004.  Revenues for the six months ended June 30, 2005 increased 33.0% to $1,038,648, compared with $781,214 from the same period last year.  The increase in revenues is due to the current strength in the energy sector provided by historically high crude oil prices.  Revenues were impacted primarily by higher hardware sales and professional services followed by solid increases in maintenance revenue and software sales.

Software. Software sales for the second quarter of 2005 increased 14.9% to $197,154 compared with software sales of $171,519 for the second quarter of 2004.  Software sales for the six months ended June 30, 2005 increased 23.8% to $237,368 compared with $191,725 from the same period last year.  Software sales for the second quarter of 2005 and the six month period were higher compared to 2004 primarily because of the previously noted strength in the energy sector and we completed the first installation of our imaging software.

Maintenance. Maintenance revenue for the second quarter of 2005 increased 20.3% to $306,810 compared with maintenance revenue of $255,092 for the second quarter of 2004.  Maintenance revenue for the six months ended June 30, 2005 increased 17.9% to $567,206 compared with maintenance revenue of $481,070 for the same period last year.  We expect a slight increase in maintenance revenue during the 2005 year over 2004 because of new software installations during 2004 and expected software sales for 2005.

Professional services. Professional services revenue for the second quarter of 2005 increased 114.9% to $66,490 compared with professional service revenue of $30,933 for the second quarter of 2004.  Professional service revenue for the six months ended June 30, 2005 increased 79.6% to $112,760, compared with $62,799 for the same period last year.  Professional service revenues increased in relation to higher Petroware2000 software sales and our new imaging products.

Hardware. Hardware sales for the second quarter of 2005 increased 1,208.3% to $113,284, compared with hardware sales of $8,659 for the second quarter of 2004.  Hardware sales for the six months ended June 30, 2005 increased 165.9% to $121,314, compared with $45,620 from the same period last year. Hardware sales were unusually low during the second quarter of 2004.  Hardware sales have been exceptionally strong since the third quarter of 2004 because of the strength in the energy production sector.  Hardware sales are somewhat incidental to our operations but, because they are relatively large transactions, have a significant impact on revenues with less effect on gross profit and net income because of inherently lower margins.  Hardware sales are typically strongest in our third quarter of each year, but due to the strength of energy production sector sales have been unusually strong in the second quarter of 2005.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales.  Our cost of revenues for the second quarter of 2005 increased 179.9% to $218,157 compared with cost of revenues of $77,948 for the second quarter of 2004.  Cost of revenues for the six months ended June 30, 2005 increased 60.8% to $286,546 compared with $178,210 for the same period last year.  Cost of revenues as a percentage of total revenues increased to 31.9% for the quarter ended June 30, 2005 from 16.7% for the same period in 2004.  Cost of revenues as a percentage of total revenues increased to 27.6% for the six months ended June 30, 2005, compared with 22.8% for the same period in 2004.  The increase in the percentage of cost of revenues is related primarily to higher hardware and imaging products sales that have a lower profit margin than the other products.

Cost of software. Cost of software increased 154.1% to $65,830 in the second quarter of 2005 from $25,910 in the second quarter of 2004. Cost of software increased 120.6% to $83,584 in the six months ended June 30, 2005, compared with $37,888 in the same period last year.  Cost of software as a percentage of the related revenue increased to 33.4% for the second quarter of 2005 compared to 15.1% for the same period in 2004.  Cost of software as a percentage of the related revenues increased to 35.2% for the six months ended June 30, 2005, compared with 19.8% for the for the same period last year.  The increases in the costs and percentages of cost of software was directly related to higher software sales including the higher costs of sales associated with the imaging products.

Cost of maintenance. Cost of maintenance revenues increased 28.1% to $42,058 for the second quarter of 2005 from $32,828 for the second quarter of 2004.  Cost of maintenance revenues decreased 0.2% to $76,312 for the six months ended June 30, 2005, compared with $76,456 for the same period last year.  Cost of maintenance revenues as a percentage of the related revenue increased to 13.7% for the second quarter 2005, compared to 12.9% for the same period last year.  Cost of maintenance revenues as a percentage of the related revenue decreased to 13.5% for the six months ended June 30, 2005, compared with 15.9% for the same period last year. The increases in  cost of maintenance revenues during the second quarter was due to costs associated with costs of imaging software maintenance and slightly higher labor costs, offset by lower hardware rental costs for the six months ended June 30, 2005.

Cost of professional services. Cost of professional services increased 43.0% to $19,833 for the three months ended June 30, 2005, compared with $13,868 for the same period last year.  Cost of professional services increased 19.4% to $35,169 for the six months ended June 30, 2005 from $29,445 for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 29.8% in the second quarter 2005, compared to 44.8% for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 31.2% for the six months ended June 30, 2005, compared with 46.9% for the same period last year. The decreases in percentage of cost of professional services were directly related to higher professional services revenue.

Hardware.  Cost of hardware sold increased 1,592.9% to $90,436 for the quarter ended June 30, 2005, compared with $5,342 for the same period last year.  Cost of hardware sold increased 165.8% to $91,481 for the six months ended June 30, 2005, compared with $34,421 for the same period last year.  Cost of hardware as a percentage of the related revenue increased to 79.8% for the quarter ended June 30, 2005, compared with 61.7% for the same period last year.  Cost of hardware as a percentage of the related revenue remained consistent at 75.4% for the six months ended June 30, 2005, compared with 75.5% for the same period last year.  The second quarter increase in cost of hardware was directly related to higher hardware sales.

OPERATING EXPENSES

Sales and Marketing.   Our sales and marketing expenses for the second quarter of 2005 increased 149.5% to $98,775 compared with $39,593 for the second quarter of 2004.  Sales and marketing expenses for the six months ended June 30, 2005 increased 56.2% to $147,525, compared with $94,443 in the same period last year.  Sales and marketing expenses as a percentage of total revenues increased to 14.4% for the second quarter of 2005, compared with 8.5% for the same period last year.  Sales and marketing expenses as a percentage of total revenues increased to 14.2% for the six months ended June 30, 2005, compared with 12.1% for the same period last year.  The increases in cost and related percentages of revenue were due primarily to the addition of a sales manager to market our new document imaging software, related increases in travel, and printing costs.

General and Administrative. Our general and administrative expenses for the second quarter of 2005 increased 30.1% to $99,212, compared with $76,232 for the second quarter of 2004.  General and administrative expenses increased 18.8% to $229,176 for the six months ended June 30, 2005, compared with $192,856 in the same period last year.  General and administrative expenses as a percentage of total revenues decreased slightly to 14.5% in the second quarter of 2005, compared with 16.4% in the second quarter of 2004.  General and administrative expenses as a percentage of total revenues remained decreased slightly to 22.1% in the six months ended June 30, 2005, compared with 24.7% in the same period last year. The increases in the costs were primarily related to higher professional fees for legal and accounting services.  The decreases in the percentages of cost to total revenues were directly related to higher total revenues.

Investment Income. Investment income was $7,056 in the second quarter of 2005 compared to $2,439 in 2004.  Investment income for the six months ended June 30, 2005 was $8,894 compared with $3,459 in 2004.  The increase in investment income is due to primarily to higher invested balances and investments earning higher yields.

Provision for Income Taxes. For the six months ended June 30, 2005, we recorded a deferred tax expense of $24,910 on income of $73,265, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2005.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and marketable securities at June 30, 2005 were $518,716 compared with $466,740 at June 30, 2004.  Cash and cash equivalents and marketable securities at December 31, 2004 were $617,909. Cash flows for the second fiscal quarter were impacted positively by cash we collect from recurring maintenance agreements, software, and hardware sales.  These cash flows were offset by additions to software development costs and purchases of computer equipment and an automobile.

Cash flows from Operating Activities. Our cash flows from operating activities represent the most significant source of funding for our operations.  Operating activities provided cash flows of $319,501 and $329,073 for the six month periods ended June 30, 2005 and 2004, respectively.

The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but it will be impacted by fluctuations in software and hardware sales.

Cash Flows from Investing Activities. Net cash used in investing activities for the six month period ended June 30, 2005 of $546,039 consisted of capitalized software development costs of $289,296, purchases of computer equipment of $106,477, and net marketable securities purchased of $150,266.

Net cash used in investing activities for the six month period ended June 30, 2004 of $379,244 included $303,591 in capitalized software development costs and $75,653 in computer equipment additions and an automobile.

Cash Flows from Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2005 of $16,761 was for principal payments on capital lease obligations and notes payable of $13,121 and $3,640, respectively.

Net cash provided by financing activities for the six month period ended June 30, 2004 of $24,174 reflected the issuance of a note for $30,737 to purchase an automobile offset by reductions in principal on that note of $1,784 and reductions in principal on capital lease obligations of $4,779.

Working Capital.  At June 30, 2005, we had $286,795 in working capital, down from $321,491 at December 31, 2004.  The decrease in working capital is attributable primarily to software development costs of $289,296 and equipment purchases of $106,477 offset by cash provided by operating activities of $319,501.  We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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

As of the date of this report, the Chief Executive Officer/Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the Chief Executive Officer /Chief Financial Officer’s opinion that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

AVATAR SYSTEMS, INC.

Dated: August 12, 2005	By:	/s/ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer