Form 10QSB
period 2005-09-30
AVATAR SYSTEMS INC
filed 2005-12-16
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-32925

AVATAR SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Texas	75-2796037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2801 Network Drive, Suite 210, Frisco, Texas 75034
(Address of principal executive offices and zip code)

(972) 720-1800
(Registrant’s telephone number, including area code)

APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of shares outstanding at December 14, 2005

Common stock, $0.001 par value	8,838,152

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,285	$291,146
Marketable securities	470,938	326,763
Accounts receivable, net of allowance of $14,368	148,122	145,770
Inventory	8,791	—
Prepaid expenses	26,740	15,303
Deferred income taxes	14,875	11,101

Total current assets	881,751	790,083
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $582,243 and $496,920, respectively	305,051	263,247
PURCHASED SOFTWARE, net of accumulated amortization of $836,800 and $769,791, respectively	24,862	91,871
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,275,542 and $982,953, respectively	2,306,454	2,165,090

Total assets	$3,518,118	$3,310,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,591	$72,028
Accrued expenses	102,613	93,618
Current maturities of long-term debt	7,845	7,280
Current maturities of capital lease obligations	29,916	24,938
Deferred revenue	277,800	270,728

Total current liabilities	475,765	468,592
DEFERRED INCOME TAXES	409,219	338,802
LONG-TERM DEBT
Long-term debt	24,639	18,839
Long-term capital lease obligations	34,017	38,947

Total long-term debt	58,656	57,786

Total liabilities	943,640	865,180
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	1,768,203	1,768,203
Retained earnings	789,489	656,119
Accumulated other comprehensive income	7,948	11,951

Total stockholders’ equity	2,574,478	2,445,111

Total liabilities and stockholders’ equity	$3,518,118	$3,310,291

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Revenue:
Software	$142,176	$130,055	$379,544	$321,780
Maintenance	290,831	251,926	858,036	732,994
Professional services	115,061	48,707	227,821	111,506
Hardware	120,298	128,670	241,613	174,291

Total revenues	668,366	559,358	1,707,014	1,340,571
Cost of Revenues:
Software	60,508	26,768	144,091	64,656
Maintenance	40,891	31,755	117,204	108,211
Professional services	28,699	13,532	63,868	42,977
Hardware	87,746	102,534	179,227	136,954

Total cost of revenues	217,844	174,589	504,390	352,798

Gross profit	450,522	384,769	1,202,624	987,773
Operating Expenses:
Sales and marketing	47,969	42,840	195,494	137,283
General and administrative	122,047	120,788	351,223	313,643
Amortization	119,866	92,782	359,598	278,345
Depreciation	35,258	26,060	101,362	61,863

Total operating expenses	325,140	282,470	1,007,677	791,134

Operating income	125,382	102,299	194,947	196,639
Other Income (expense):
Investment income	5,425	9,814	14,319	13,273
Loss on investments	—	—	(1,689)	—
Interest expense	(1,995)	(1,957)	(5,501)	(3,341)

Total other income	3,430	7,857	7,129	9,932

Income before income taxes	128,812	110,156	202,076	206,571
Deferred income tax expense	43,796	37,452	68,706	70,234

NET INCOME	$85,016	$72,704	$133,370	$136,337

Net income per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

Weighted average common shares outstanding:
Basic and diluted	8,838,152	8,695,652	8,838,152	8,695,652

See accompanying notes to financial statements.

Comprehensive income for the three months ended September 30, 2005 and 2004 was $83,963 and $72,704, and for the nine months ended September 30, 2005 and 2004 was $129,367 and $136,337, respectively.
This includes the changes in marketable securities and net income.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,

	2005	2004

Cash flows from operating activities
Net income	$133,370	$136,337
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	359,598	278,345
Depreciation	101,362	61,863
Loss on investments	1,689	—
Deferred income taxes	68,706	70,234
Changes in operating assets and liabilities:
Accounts receivable	(2,352)	(113,136)
Inventory	(8,791)	—
Prepaid expenses	(11,437)	(350)
Accounts payable	(14,437)	19,323
Accrued expenses	8,995	34,516
Deferred revenue	7,072	37,624

Net cash provided by operating activities	643,775	524,756
Cash flows from investing activities
Software development costs capitalized	(433,953)	(457,654)
Purchases of property and equipment	(111,995)	(50,241)
Purchases of marketable securities	(254,749)	—
Sales of marketable securities	102,819	—

Net cash used in investing activities	(697,878)	(507,895)
Cash flows from financing activities
Principal payments on capital lease obligations	(18,380)	(8,698)
Principal payments on long-term debt	(6,378)	(5,247)

Net cash used in financing activities	(24,758)	(13,945)

Net increase (decrease) in cash and cash equivalents	(78,861)	2,916
Cash and cash equivalents at beginning of period	291,146	492,737

Cash and cash equivalents at end of period	$212,285	$495,653

Supplemental disclosure of cash paid for:
Interest	$5,501	$3,341

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment under capital lease obligation	$18,428	$78,190
Purchase of vehicle through issuance of note payable	$33,716	$—
Change in unrealized gain on marketable securities, net of tax	$(4,003)	$—
Debt repayment through non-cash asset transfer	$22,479	$—

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

Results of Operations

Revenues

Our revenues include four components: software licensing fees, maintenance, professional services and hardware.  Our revenues for the third quarter ended September 30, 2005 increased 19.5% to $668,366 compared with revenues of $559,358 for the same period in 2004.  Revenues for the nine months ended September 30, 2005 increased 27.3% to $1,707,014, compared with $1,340,571for the same period last year.  The increase in revenues is due to the current strength in the energy sector provided by historically high crude oil prices.  Revenues were impacted primarily by higher maintenance revenue followed by solid increases in professional services and software sales.

Software. Software sales for the third quarter of 2005 increased 9.3% to $142,176 compared with software sales of $130,055 for the third quarter of 2004.  Software sales for the nine months ended September 30, 2005 increased 18.0% to $379,544 compared with $321,780 for the same period last year.  Software sales were higher compared to 2004 primarily because of the previously noted strength in the energy sector.  Software sales were also impacted by installations of Isynergy, our new document management solution.

Maintenance. Maintenance revenue for the third quarter of 2005 increased 15.4% to $290,831 compared with maintenance revenue of $251,926 for the third quarter of 2004.  Maintenance revenue for the nine months ended September 30, 2005 increased 17.1% to $858,036 compared with maintenance revenue of $732,994 for the same period last year.  Maintenance revenues increased due to sales of our Petroware2000, Isynergy document management solution, and an increase in maintenance prices in accordance with our software maintenance agreements.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Professional services. Professional services revenue for the third quarter of 2005 increased 136.2% to $115,061 compared with professional service revenue of $48,707 for the third quarter of 2004.  Professional services revenue for the nine months ended September 30, 2005 increased 104.3% to $227,821, compared with $111,506 for the same period last year.  Professional services revenues increased primarily due to installations of our Isynergy document management solution which requires professional implementation services.

Hardware. Hardware sales for the third quarter of 2005 decreased 6.5% to $120,298, compared with hardware sales of $128,670 for the third quarter of 2004.  Hardware sales for the nine months ended September 30, 2005 increased 38.6% to $241,613, compared with $174,291 for the same period last year.  Hardware sales have been exceptionally strong since the third quarter of 2004 because of the strong economic activity in the energy production sector.  Hardware sales are somewhat incidental to our operations but, because they are relatively large transactions, have a significant impact on revenues with less effect on gross profit and net income because of inherently lower margins.  Hardware sales are typically strongest in the third quarter of our fiscal year.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales.  Our cost of revenues for the third quarter of 2005 increased 24.8% to $217,844 compared with cost of revenues of $174,589 for the third quarter of 2004.  Cost of revenues for the nine months ended September 30, 2005 increased 43.0% to $504,390 compared with $352,798 for the same period last year.  Cost of revenues as a percentage of total revenues increased to 32.6% for the quarter ended September 30, 2005 from 31.2% for the same period in 2004.  Cost of revenues as a percentage of total revenues increased to 29.5% for the nine months ended September 30, 2005, compared with 26.3% for the same period in 2004. Cost of revenues increased in relation to higher software sales.  Costs were higher because of the cost of our Isynergy product which we purchase from an outside vendor, higher sales commissions, and labor costs associated with providing professional services.

Cost of software. Cost of software increased 126.0% to $60,508 in the third quarter of 2005 from $26,768 in the third quarter of 2004. Cost of software increased 122.9% to $144,091 in the nine months ended September 30, 2005, compared with $64,656 in the same period last year.  Cost of software as a percentage of the related revenue increased to 42.6% for the third quarter of 2005 compared to 20.6% for the same period in 2004.  Cost of software as a percentage of the related revenues increased to 38.0% for the nine months ended September 30, 2005, compared with 20.1% for the same period last year.  The increases in the costs and percentage of cost of software were primarily related to sales of our Isynergy document management solution which has a higher cost component than our internally developed products.

Cost of maintenance. Cost of maintenance revenues increased 28.8% to $40,891 for the third quarter of 2005 from $31,755 for the third quarter of 2004.  Cost of maintenance revenues increased 8.3% to $117,204 for the nine months ended September 30, 2005, compared with $108,211 for the same period last year.  Cost of maintenance revenues as a percentage of the related revenue increased to 14.1% for the third quarter 2005, compared to 12.6% for the same period last year.  Cost of maintenance revenues as a percentage of the related revenue decreased to 13.7% for the nine months ended September 30, 2005, compared with 14.8% for the same period last year. The increase in cost of maintenance revenues during the third quarter was due to costs of Isynergy document management software maintenance offset by lower hardware rental costs.  The decrease in maintenance costs as a percentage of revenue for the nine months ended September 30, 2005 is related to higher maintenance revenues provided by Petroware2000, Isynergy, and an increase in maintenance prices.

Cost of professional services. Cost of professional services increased 112.1% to $28,699 for the three months ended September 30, 2005, compared with $13,532 for the same period last year.  Cost of professional services increased 48.6% to $63,868 for the nine months ended September 30, 2005 from $42,977 for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 24.9% in the third quarter 2005, compared to 27.8% for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 28.0% for the nine months ended September 30, 2005, compared with 38.5% for the same period last year. The increase in costs of professional services is related to services that we provide to install our Isynergy document management solution.  The decrease in percentage of costs of professional services is directly related to higher professional services revenue.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Cost of Hardware. Cost of hardware sold decreased 14.4% to $87,746, or $14,788 for the quarter ended September 30, 2005, compared with $102,534 for the same period last year.  Cost of hardware sold increased 30.9% to $179,227, or $42,273 for the nine months ended September 30, 2005, compared with $136,954 for the same period last year.  Cost of hardware as a percentage of the related revenue decreased to 72.9% for the quarter ended September 30, 2005, compared with 79.7% for the same period last year.  Cost of hardware as a percentage of the related revenue decreased to 74.2% for the nine months ended September 30, 2005, compared with 78.6% for the same period last year.  Cost of hardware sold for the year has been impacted positively by demand for peripheral items with higher profit margins.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses for the third quarter of 2005 increased 12.0% to $47,969 compared with $42,840 for the third quarter of 2004.  Sales and marketing expenses for the nine months ended September 30, 2005 increased 42.4% to $195,494, compared with $137,283 in the same period last year.  Sales and marketing expenses as a percentage of total revenues decreased to 7.2% for the third quarter of 2005, compared with 7.7% for the same period last year.  Sales and marketing expenses as a percentage of total revenues increased to 11.5% for the nine months ended September 30, 2005, compared with 10.2% for the same period last year.  The increases in cost and related percentages of revenue were due to the addition of a sales manager to market our new document management software, higher trade show expenditures, related increases in travel, and printing costs.

General and Administrative. Our general and administrative expenses for the third quarter of 2005 increased 1.0% to $122,047, compared with $120,788 for the third quarter of 2004.  General and administrative expenses increased 12.0% to $351,223 for the nine months ended September 30, 2005, compared with $313,643 in the same period last year.  General and administrative expenses as a percentage of total revenues decreased to 18.3% in the third quarter of 2005, compared with 21.6% in the third quarter of 2004.  General and administrative expenses as a percentage of total revenues decreased to 20.6% in the nine months ended September 30, 2005, compared with 23.4% in the same period last year. The increase in the cost for the nine months ended September 30, 2005 were primarily related to higher professional fees for legal and accounting services.

Investment Income. Investment income was $5,425 in the third quarter of 2005 compared to $9,814 in 2004.  Investment income for the nine months ended September 30, 2005 was $14,319 compared with $13,273 in 2004.

Provision for Income Taxes. For the nine months ended September 30, 2005, we recorded a deferred tax expense of $68,706 on income of $202,076, based on our pretax income using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2005.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and marketable securities at September 30, 2005 were $683,223 compared with $495,653 at September 30, 2004.  Cash and cash equivalents and marketable securities at December 31, 2004 were $617,909.  Cash flows for the third fiscal quarter were impacted positively by cash we collect from recurring maintenance agreements, software, and hardware sales.  These cash flows were offset by additions to software development costs and purchases of computer equipment.

Cash flows from Operating Activities. Our cash flows from operating activities represent the most significant source of funding for our operations.  Operating activities provided cash flows of $643,775 and $524,756 for the nine month periods ended September 30, 2005 and 2004, respectively.

The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but it will be impacted by fluctuations in software and hardware sales.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine month period ended September 30, 2005 of $697,878 consisted of capitalized software development costs of $433,953, purchases of computer equipment of $111,995, and net marketable securities purchased of $151,930.

Net cash used in investing activities for the nine month period ended September 30, 2004 of $507,895 included $457,654 in capitalized software development costs and $50,241 to purchase equipment.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine month period ended September 30, 2005 of $24,758 was for principal payments on capital lease obligations and notes payable of $18,380 and $6,378 respectively.

Net cash used in financing activities for the nine month period ended September 30, 2004 of $13,945 was for principal payments on capital lease obligations and notes payable of $8,968 and $5,247, respectively.

Working Capital. At September 30, 2005, we had $405,986 in working capital, up from $321,491 at December 31, 2004.  The increase in working capital is attributable primarily to cash provided by operating activities of $643,775 offset by software development costs of $433,953, equipment purchases of $111,995, principal payments on capital lease obligations of $18,380 and principal payments on long-term debt of $6,378.  We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

Item 3. Controls and Procedures

The Chief Executive Officer/Chief Financial Officer of the Company has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. There have been no significant changes in these controls or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

As of the date of this report, the Chief Executive Officer/Chief Financial Officer has conducted an update and a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the Chief Executive Officer /Chief Financial Officer’s opinion that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 29, 2005, the Company entered into a lease agreement with Hall 2801 Network Associates, Ltd, an unrelated entity for 5,765 square feet of office space at 2801 Network Boulevard, Frisco, Texas for use as its corporate office facility.  The term of the lease is for 120 months beginning November 1, 2005 and ending September 20, 2015.  The lease is payable in monthly installments of $10,569 for a total annual base rental of $126,830.

Item 6. Exhibits

10.1 Office Building Lease
31.1 Section 302 Certification pursuant to Sarbanes Oxley Act.
32.1 Section 906 Certification pursuant to Sarbanes-Oxley Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR SYSTEMS, INC.

Dated: December 15, 2005	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr.
Chief Executive Officer
Chief Financial Officer