Form 10KSB
period 2005-12-31
AVATAR SYSTEMS INC
filed 2006-03-31
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 COMMISSION FILE NUMBER: 000-32925

AVATAR SYSTEMS, INC.
(Name of Small Business Issuer Specified in Its Charter)

Texas	75-2796037
(State of incorporation)	(IRS Employer Identification Number)

2801 Network Drive, Suite 210, Frisco, Texas	75034
(Address of principal executive offices)	(Zip Code)

(972) 720-1800
(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

          As of March 24, 2006, 8,838,152 shares of the Issuer’s $0.001 par value common stock were outstanding and the aggregate market value of the share held by non-affiliates was approximately $355,000 based upon a closing bid price of $.55 per share of Common Stock on the OTC Bulletin Board.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The Issuer’s revenue for its most recent fiscal year was $2,278,404.

          The following documents are incorporated by reference: None

-i-

PART I

Item 1. Description of Business

     Business Development

          Avatar Systems, Inc. (“Avatar”, the “Company”, or “we”) provides enterprise resource solution software to companies engaged in the petroleum exploration and production industry.  We offer integrated software solutions for automating and integrating data and work flows across the petroleum industry, as well as the information flows between the petroleum organization and external parties. Our products are intended to increase operational efficiency, improve the accuracy of client information, and enable better decision-making.  Each solution focuses on specific mission-critical functions of the petroleum organization and is tailored to meet the needs of the particular client, as determined by size, properties under management and complexity of the petroleum industry.

          Avatar Systems, Inc. began business on September 1, 1996 as Avatar Systems, Ltd., a Texas limited partnership, in connection with the acquisition of Information Resources, Inc.

          On July 7, 2000, the limited partners assigned their respective partnership interests to Avatar International, Inc. for 6,399,000 shares of Avatar International’s common stock.  The partnership assigned all of its assets and liabilities to Avatar International and was dissolved.  On July 10, 2000, Avatar International changed its name to Avatar Systems, Inc.

          On November 14, 2000, HCI Acquisition 1998-2, Inc.(“HCI”) acquired all of the outstanding common stock of Avatar Systems, Inc. pursuant to a plan and agreement of merger.  The Avatar Systems common stock was acquired from its four shareholders in exchange for 8,000,000 shares of HCI’s common stock representing approximately 92% of the HCI’s common stock.  HCI, as the surviving entity, changed its name to Avatar Systems, Inc., its sole officer and director resigned and HCI’s shareholders elected five new directors, who were also serving as directors of Avatar Systems.

          HCI was incorporated in Texas on August 7, 1998 as a wholly-owned subsidiary of Hospitality Companies, Inc., which was engaged in the leasing, sale and servicing of refrigeration, air conditioning and restaurant equipment.

          Avatar’s stock symbol is AVSY.OB.  Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001.  On November 5, 2001, our Registration Statement on Form 10-SB became effective and our stock was approved for trading December 19, 2001 on the NASD OTC Bulletin Board.

          On our investor relations web site, which is accessible through www.avatarsystems.net, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and any amendments to those reports. All such filings on our investor relations web site are available free of charge. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-KSB.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that is filed electronically with the SEC.

          Our principal executive offices are located at 2801 Network Drive, Suite 210, Frisco, Texas 75034, and our telephone number is (972) 720-1800.

     Industry Background

          The petroleum industry is a data-intensive and complex global industry.  The industry consists of three distinct sectors: upstream, midstream and downstream.

•	Upstream activities include exploration, producing and selling crude oil, natural gas and gas liquids.
•	Midstream activities typically include the gathering, transportation, and storage of petroleum products.
•	Downstream activities include refining crude oil into petroleum products, trading crude oil and petroleum products and distributing and marketing refined products.

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

          The discovery, evaluation, acquisition and processing of properties within the upstream petroleum industry are typically cumbersome, costly, and time-consuming and are characterized by:

•

Data-Intensive, Paper-Based Processes.  Large amounts of geotechnical, engineering, land-related, financial and accounting data must be compiled and integrated from disparate, non-standardized, paper-based and digital sources in order to evaluate and manage properties.

•

Geographic Dispersion of Resources.  Many new exploration and development projects are conducted in remote parts of the world, creating significant costs and numerous insufficiencies in the management of an upstream business.

•

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

          The computer infrastructure within the petroleum industry has been allowed to age beyond what is traditionally considered the useful life span of many of its component elements.  The challenges facing the petroleum industry are: how to take advantage of the anticipated increase in demand, confront the problem of aging IT infrastructure, and deal with the ongoing attrition of the work force.  These challenges will be met by changes in the business processes of oil and gas companies to work with fewer people, make efficient use of technology, and move away from capital-intensive computing systems. The oil industry will become a more streamlined and efficient industry based upon technology and services, an enterprise wide resource solution, supplied through application service providers (“ASP”). These ASP’s will offer enhanced outsourcing capabilities including not only applications, but through professional services including consulting, implementation, integration, software and industry training.

     Narrative Description of Business

     Products

          Avatar provides the petroleum industry with solutions for accounting/financial management, production and land management, oil and gas marketing and electronic data exchange on both a licensed basis and as an (ASP).

          We provide technology products and services to support the ongoing management of an upstream petroleum business and to facilitate the processing of oil and gas transactions through the back office systems of buyers, sellers, and traders.  We offer a full line of accounting, resource management, and document management software for the petroleum industry through our Avatar400, Petroware2000, and ISYNERGY product lines.  Our products offer a variety of applications specific to the accounting, billing, financial analysis, document management and land, royalty and production management functions of a petroleum company.

     Petroware2000

          Petroware2000 runs on all major operating systems and hardware types, including Microsoft Windows, Hewlett Packard, and IBM products.  Petroware2000 runs on virtually any platform and is available in single and multi-user licenses and on an ASP basis.  Petroware2000 utilizes the speed, power, flexibility, and infinite expandability of IBM’s DB2 database environment to insure reliability, extended product longevity and substantially faster processing speeds.  Our Petroware2000 product is designed for the small- to medium-sized petroleum company.

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

     RAPID and Petroware2000 ASP Products

          Our RAPID, or Remote Access Private Integrated Datalink, and Petroware2000 ASP systems deliver enterprise resource solutions to petroleum companies on a worldwide basis.  Our ASP products were developed to reduce the high costs of oil and gas accounting software ownership.  Users remotely connect to our IBM AS400 or Citrix farm servers on a subscription basis, thereby, eliminating the need for expensive in-house hardware solutions, software purchases, and eventual upgrades.  Our ASP solutions provide access to high availability, secure, fast processing servers for a limited monthly expenditure and reduce, or eliminate, the need for an expensive in-house.

    iSYNERGY

          iSYNERGY is an enterprise class, integrated information management software.  It combines document and data capture, process automation, workflow, imaging, enterprise report management, and secured access in a single, browser-based application.  iSYNERGY provides the capability to dynamically organize and control the delivery of documents and data  to increase productivity and share information among employees, partners, and customers.  iSYNERGY integrates with CRM, ERP, accounting and other enterprise applications providing a scalable framework for functional expansion and for managing the entire enterprise document infrastructure.  iSYNERGY eliminates unnecessary manual processes and time consuming searches for paper documents and files which in turn reduces costs and increases productivity.

     Support and Maintenance Services

          Due to the mission-critical nature of our products, most clients purchase annual support and maintenance, which entitles them to technical support and product upgrades as they become available. We continually upgrade and enhance our products to respond to changing market needs, evolving regulatory requirements, and new technologies.

     Professional Services

          Professional services consist of consulting, implementation, integration, custom report writing, and training.  Many of our clients purchase consulting services from us to support their implementations, assist in the conversion of their historical data and provide ongoing training and education.  We believe that consulting services facilitate a client’s early success with our products, strengthen the relationship with the client, and generate valuable feedback for our product development group.

     Growth Strategy

     Leveraging Existing Customer Relationships

          We have an installed base of more than 350 customers.  Existing customers expanding or upgrading their information solutions provide us with a market for additional software solutions and services. The majority of our revenues are generated from existing customers.

     Developing and Enhancing New Technologies

          Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange.  During fiscal 2006, our product development efforts will include development of production /land modules for our Petroware2000 product and integration of new imaging functionality in both our AS400 and Petroware2000 products.

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

     Sales and Marketing

          Our marketing plan is geared to penetrate the energy market.  We use regional distributors, trade shows, advertising, conferences, direct mail, telemarketing, referral base, and a written incentive-based compensation plan for our sales representatives to grow our market share.  We maintain a database of over 15,000 domestic oil and gas companies registered with Dunn and Bradstreet.  Additionally, we have engaged research consultants to access public records as filed with state regulatory agencies by oil and gas companies.  Product demonstrations can be provided via the Internet, direct modem connection to customer site, in person at the customer site or at our office in Frisco.

          To discover opportunities to sell our products and Internet integration solutions, we call on our existing customer base, as well as leads we receive from customers, inquiries in response to tradeshows and advertisements.  We conduct a variety of marketing programs to educate our target market, create awareness, and attract visitors to our products.

          Our web site (www.avatarsystems.net) provides customer leads and promotes our products and services over the Internet.  Our web site is also used to provide current customers information on new products and services, product training dates and Company sponsored seminars.

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

     Customers

          For the year ended December 31, 2005, the Company had no customers that accounted for more than 10% of revenues.

          The Company completed a hardware sale with one customer for $739,826 during the year ended December 31, 2004.  In 2004, the Company completed hardware sales with three customers totaling $941,329.  These sales accounted for 86% of hardware revenue and 35% of total revenue for the year ended December 31, 2004.

     Suppliers

          Our primary supplier is IBM.  We purchase most of our equipment for internal use and resale purposes from IBM.  Additionally, we purchase from IBM the database product and other value-added enhancements used in our Avatar400 and Petroware2000 products.  We do not believe the loss of IBM, as a supplier will have a material adverse effect on our business since the products we purchase from IBM are readily available from a number of other vendors.

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

     Regulatory and Environmental Matters

          Few laws or regulations are currently directly applicable to our access to or our conducting business on the Internet.  However, because of the Internet’s popularity and increasing use, new laws and regulations may be adopted.  Such laws and regulations may cover issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.  Currently, we do not need any governmental approval for our products or services.

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

     Product Development

          Our capitalized software development costs have been focused on the development of our Avatar400 and Petroware2000 products.  We capitalize software development costs applicable to each product after technological feasibility has been established until the product is released to the market.  It was necessary for us to develop a Windows-based application to gain a competitive edge and have successful sales in the oil and gas market.  In 2005 and 2004, our product development expenditures were $628,644 and $624,948 respectively.

     Employees

          As of  December 31, 2005, we had 13 employees, of which 1 was engaged in professional services, 6 in product development and customer support, 4 in sales and marketing and 2 in finance and administration.  We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.  Our success depends, to a significant extent, upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

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

          Acquiring other companies or technologies involves many risks and difficulties, including:

•	diversion of management’s attention from our existing business;
•	increased fixed costs, which could cause profits to decrease;
•	assumption of unknown material liabilities of acquired companies;
•	large write-offs and amortization expenses related to goodwill and other intangible assets;
•	difficulty in integrating an acquired company’s personnel and culture with our personnel and culture;
•	difficulty in integrating an acquired company’s accounting and information systems with our accounting and information systems;
•	difficulty in maintaining standards, controls, procedures and policies across the combined companies;
•	issuances of equity securities that may dilute your interest in our company;
•	incurring additional debt; and
•

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

          Some of our products and services require our customers to access our web site through the Internet.  To do so, they must be connected to the Internet and have sufficiently current hardware, operating system software, web browsers and other software. Because of the complex nature of software and hardware and the rapidly evolving nature of technology, a customers’ system may become incompatible with our products or services.  As a result, a customer may be unable to access our products or services or their access may be interrupted or delayed while using our products or services.

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

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS.

          The Sarbanes-Oxley Act (“the Act”) of 2002, which became law in July 2002, requires changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements.  We believe these developments will increase our accounting and legal compliance costs and could expose us to additional liability.  These developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult.  We are presently evaluating and monitoring regulatory and legislative developments and cannot reliably estimate the timing or magnitude of additional cost we will incur as a result of the Act or other related legislation or regulation.

AN ACTIVE TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK

          There is not an established active public market for our common stock.  No assurance can be given that an active market will exist for our common stock.

Item 2. Description of Properties

          The Company leases its 5,765 square foot facility at 2801 Network Drive, Suite 210, Frisco, Texas, 75034.  The lease for the corporate office was entered into on July 29, 2005 for a one hundred twenty-month lease term commencing on November 1, 2005 and expiring on October 31, 2015.

          The Company leases a 1,496 square foot facility at 6 Desta Drive, Suite 3350, Midland, Texas 79705.  The lease for the Midland facility was entered into on September 27, 2005 for a twelve-month lease term commencing on October 1, 2005 and expiring on September 30, 2006.

          The company leases a 250 square foot facility at 1901 Rickety, Suite 216, Tyler, Texas.  The lease for the Tyler facility was entered into on May 5, 2005 for a twelve-month lease term commencing on June 1, 2005 and expiring on May 30, 2006.

Item 3. Legal Proceedings

          From time to time, we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. Submission of Matters To A Vote Of Security Holders

          None.

PART II

Item 5. Market For Common Equity And Related Shareholder Matters

          Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001.  On November 5, 2001, our Registration Statement on Form 10-SB became effective and our stock was approved for trading on December 19, 2001, on the NASD OTC Bulletin Board.  During 2005, there was only nominal trading in the shares of our common stock.  As of January 13, 2006, the last reported trade in our stock was at $0.41.  No assurance can be given that an active market will exist for our common stock in the future.  On March 24, 2006, the last date reported for our common stock, the closing bid price was $.55 and the closing ask price was $1.05.  Our trading symbol is AVSY.OB.

     Holders

          As of March 24, 2006, the Company had approximately 450 shareholders of record, its common stock had a closing bid price of $0.55 per share, and a closing ask price of $1.05 per share.

     Dividends

          We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the near future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Item 6. Management’s Discussion And Analysis Of Financial Condition Or Plan Of Operations

     Forward Looking Statements

          This report contains forward-looking statements, other than historical facts, which reflect the view of Company’s management with respect to future events.  Such forward-looking statements are based on assumptions made by and information currently available to the Company’s management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of the Company i) to generate levels of revenue and adequate cash flows from its operations to support and maintain its current cost structure and ii) to develop and deliver products that are competitive, accepted by its markets and are not rendered obsolete by changing technology.   The forward-looking statements contained herein reflect the current views of the Company’s management with respect to future events and are subject to these factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

     Critical Accounting Policies and Estimates

     Use of Estimates and Certain Significant Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant assumptions and estimates are required in the capitalization and amortization of software development costs.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

     Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Products are sold to customers located principally in the United States.  The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due.  The Company has not experienced significant losses on uncollectible accounts receivable.

     Fair Value of Financial Instruments

          In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of short and long-term debt and capital lease obligations also approximates fair value since these instruments bear market rates of interest.  None of these instruments are held for trading purposes.

     Marketable Securities

          Marketable securities at December 31, 2005 of consisted of corporate equities and at December 31, 2004 consisted of corporate equities and corporate bond mutual funds.  SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost.  The appropriate classification of the investments in marketable securities is determined at the time of purchase and re-evaluated at each balance sheet date.  As of December 31, 2005 and 2004, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income within the stockholders’ equity section of the accompanying balance sheets, net of the related tax effect.  The cost of marketable equity securities sold is determined on a specific identification basis.  The fair value of marketable equity securities is based on quoted market prices.

     Software Development Costs

          The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred.  After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers.  The Company capitalized $628,644 and $624,948 of software development costs during the years ended December 31, 2005 and 2004, respectively.  Capitalized software development costs are amortized by the straight-line method over a period of seven years.  The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.  Amortization of capitalized software charged to expense was $390,120 and $335,952 for the years ended December 31, 2005 and 2004, respectively.

     Impairment of Long-Lived Assets

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows.  During the years ended December 31, 2005 and 2004, the Company recorded no impairment charges.

     Revenue Recognition

          The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangement with Multiple Deliverables.

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

     Results of Operations

          Revenues

          Our revenues include four components: software licensing fees, maintenance, professional services, and hardware.  Our revenues for the year ended December 31, 2005 decreased 14.4% to $2,278,404 compared with revenues of $2,661,370 for the year ended December 31, 2004.  Our overall revenues were primarily affected by lower hardware sales during 2005 offset by a strong increase in our software and professional services revenues.

          Software. Software sales for the year ended December 31, 2005 increased 56.9% to $565,948 compared with software sales of $360,746 in 2004.  Software sales were higher compared to 2004 primarily because of the  strength in the energy sector which is being driven by higher oil prices.  Software sales were also impacted by installations of ISYNERGY, our new document management solution.

          Maintenance. Maintenance revenue for the year ended December 31, 2005 increased 14.0% to $1,173,333 compared with maintenance revenue of $1,029,131 in 2004.  The increase in maintenance revenue was related to the higher software sales and an increase in maintenance prices during the third quarter.

          Professional services. Professional service revenue for the year ended December 31, 2005 increased 55.3% to $279,865 compared with professional services revenue of $180,234 in 2004.  Professional services increased during 2005 because of higher training and system conversion services related to software sales and installations of our ISYNERGY document management software that require professional implementation services.

          Hardware. Hardware sales for the year ended December 31, 2005 decreased 76.2% to $259,258 compared with hardware sales of $1,091,259 in 2004.  Hardware sales increased dramatically during 2004 because of three transactions with our larger customers that expanded operations during a period of rising petroleum prices.

          Cost of Revenues

          Our cost of revenues includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales.  Our cost of revenues for the year ended December 31, 2005 decreased 48.2% to $639,449 compared with cost of revenues of $1,235,370 in 2004.  Cost of revenues as a percentage oftotal revenues decreased to 28.1% for the year ended December 31, 2005 from 46.4% in 2004.  The decrease in cost of revenues was primarily impacted by lower hardware sales that have a higher cost component offset by an increase in cost of software relative to higher software sales.

          Cost of software. Cost of software increased 110.3% to $229,458 for the year ended December 31, 2005 from $109,117 in 2004.  Cost of software as a percentage of the related revenues increased to 40.5% for the year ended December 31, 2005 compared to 30.2% in 2004. The increase in cost of software was related to an increase in commissions on higher software sales during the third quarter offset by a decrease in royalty costs under an expired royalty contract.

          Cost of maintenance. Cost of maintenance revenue decreased 8.8% to $138,900 for the year ended December 31, 2005 from $152,309 in 2004.  Cost of maintenance revenue as a percentage of the related revenue decreased to 11.8% for the year ended December 31, 2005, compared to 14.8% for the same period last year.  The decreases in cost of maintenance and percentages of cost of maintenance as a percentage of the related revenues are due to reductions in personnel costs related to maintenance support and higher revenues.

          Cost of professional services. Cost of professional services increased 4.9% to $66,320 for the year ended December 31, 2005, compared with $63,252 in 2004.  Cost of professional services as a percentage of the related revenue decreased to 23.7% for the year ended December 31, 2005, compared to 35.1% in 2004.  The increase in cost of professional services was related to increases in demand for training and systems conversions services that have a higher gross margin.

          Hardware. Cost of hardware sold decreased 77.5% to $204,771 for year ended December 31, 2005, compared with $910,692 in 2004.  Cost of hardware as a percentage of the related revenue decreased to 79.0% for the year ended December 31, 2005, compared with 83.5% in 2004.  The decrease in cost of hardware is directly related to lower hardware sales.

          Operating Expenses

          Sales and Marketing. Our sales and marketing expenses for the year ended December 31, 2005 increased 73.3% to $277,161 compared with $159,903 in 2004.  Sales and marketing expenses as a percentage of total revenues increased to 12.2% for the year ended December 31, 2005 from 6.0% in 2004.  The increases in cost and related percentages of revenue were due to the addition of a sales manager to market ISYNERGY, our new document management software, related increases in travel and printing costs and higher trade show expenditures.

          General and Administrative. Our general and administrative expenses for the year ended December 31, 2005 increased 4.8% to $481,458 compared with $459,466 in 2004. General and administrative expenses as a percentage oftotal revenues increased to 21.1% for the year ended December 31, 2005, compared with 17.3% in 2004 primarily as a result of lower revenues.

          Depreciation and Amortization. Amortization expense increased 12.7% to $479,465 for the year ended December 31, 2005 from $425,296 in 2004.  Amortization expense as a percentage of total revenue increased to 21.0% in 2005 compared with 16.0% in 2004.  Amortization expense increased during 2005 because of software development projects that were completed in 2004 receiving a full year of amortization during 2005.  Lower total revenues impacted the increase in the percentage of amortization expense to total revenue.

          Depreciation expense increased 54.9% to $148,369 for the year ended December 31, 2005 from $95,795.  Depreciation expense as a percentage of total revenues increased to 6.5% in 2005 from 3.6% in 2004.  Depreciation expense was higher in 2005 because of equipment we purchased during 2004 to facilitate the delivery of our Petroware2000 product as an ASP, and for equipment we purchased during 2005 to complete the data center at our new location.  The increase in the percentage of depreciation expense to total revenue was directly related to the higher depreciation expense.

          Investment Income. Investment income was $20,259 for the year ended December 31, 2005 compared to $12,493 in 2004.  The increase in investment income was due to increasing short term interest rates and higher invested balances.

          Loss on investments. Loss on investments of $10,007 during the year ended December 31, 2005, included losses realized on investments in mutual bond funds with longer terms of maturity.  Loss on investments of $2,271 were realized in 2004 from the sale of an investment in a mutual fund investing in variable rate mortgages.

          Interest Expense. Interest expense was $8,165 for the year ended December 31, 2005, compared to $5,524 in 2004.  The increase is due primarily to higher average amounts of debt outstanding during 2005 related to the 2004 addition of equipment to expand our ASP hosting capability.

          Provision for Income Taxes. For the year ended December 31, 2005, we recorded a deferred tax provision on income before income taxes of $86,459 compared to $98,681 in 2004.  The decrease in deferred tax expense is directly attributable to the decrease in income before income tax.

     Liquidity and Capital Resources

          Our cash and cash equivalents and marketable securities at December 31, 2005 were $697,576 compared with $617,909 at December 31, 2004.

     Cash flows from Operating Activities

          Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided cash of $1,047,692 and $853,052 in 2005 and 2004, respectively.  Our cash provided by operating activities was impacted primarily by strong software sales and higher maintenance revenue during 2005.

          Our accounts receivable balance decreased to $81,179 in 2005 from $145,770 at the end of 2004 primarily due to sales incentives owed to the Company in 2004 from large hardware sales.

          The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued expenses, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

          We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but will be impacted by fluctuations in software and hardware sales.

     Cash Flows from Investing Activities

          Net cash used in investing activities in 2005 of $1,049,789 consisted of software development costs of $628,644, equipment purchases of $292,083, and net marketable securities purchased of $129,062.

          Net cash used in investing activities in 2004 of $1,033,341 consisted of software development costs of $624,948, equipment purchases of $97,467, and net marketable securities purchased of $310,926.

     Cash Flows from Financing Activities

          Net cash used in financing activities in 2005 and 2004 was $31,993 and 21,302, respectively, was for principal payments on capital lease obligations and notes payable.

          At December 31, 2005, we had $255,446 in working capital, down from $321,491 at December 31, 2004. The decrease in working capital primarily related to equipment purchases for our new data center, new telephone system, and leasehold improvements for our new corporate headquarters.  We currently have no significant capital commitments other than commitments under our capital lease obligations, note payable, and operating leases.

          Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

     Recent Accounting Pronouncements

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation 46R (“FIN 46R”), a revision to interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R was effective at the end of the first interim period after March 15, 2004.  Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effect date of 46R or elect early adoption of FIN 46R.  The Company believes that it has no such variable interest entities and, as a result, FIN 46 and FIN 46R did not have an impact on the Company’s financial statements.

          In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Form (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The Company does not believe the adoption of the recognition and measurement guidance in EITF Issue 03-1 will have a material impact on the Company’s financial statements.

          In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded as an expense using a fair-value-based method.  The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated.  The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options.  For the Company, SFAS 123R will be effective beginning January 1, 2006.

Item 7. Financial Statements

Avatar Systems, Inc.
Index to Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm

Avatar Systems, Inc.

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avatar Systems, Inc.

We have audited the accompanying balance sheets of Avatar Systems, Inc. as of December 31, 2005 and 2004 and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
February 18, 2006

Avatar Systems, Inc.
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,056	$291,146
Marketable securities	440,520	326,763
Accounts receivable, net of allowance of $14,368 in 2004 and none in 2005	81,179	145,770
Prepaid expenses and other current assets	34,783	15,303
Deferred income taxes	20,347	11,101

Total current assets	833,885	790,083
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $265,343 and $496,920, respectively	438,132	263,247
PURCHASED SOFTWARE, net of accumulated amortization of $859,136 and $769,791, respectively	2,526	91,871
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,373,073 and $982,953, respectively	2,403,614	2,165,090
OTHER ASSETS	10,569	—

Total assets	$3,688,726	$3,310,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$121,050	$72,028
Accrued expenses	117,316	93,618
Current maturities of long-term debt	8,159	7,280
Current maturities of capital lease obligations	32,562	24,938
Deferred revenue	299,352	270,728

Total current liabilities	578,439	468,592
DEFERRED INCOME TAXES	432,705	338,802
OTHER LONG-TERM LIABILITIES	19,377	—
LONG-TERM DEBT
Long-term debt	23,908	18,839
Long-term capital lease obligations	24,552	38,947

Total long-term debt	48,460	57,786

Total liabilities	1,078,981	865,180
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	1,768,203	1,768,203
Retained earnings	824,249	656,119
Accumulated other comprehensive income	8,455	11,951

Total stockholders’ equity	2,609,745	2,445,111

Total liabilities and stockholders’ equity	$3,688,726	$3,310,291

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF INCOME

	Year ended December 31,

	2005	2004

Revenue:
Software	$565,948	$360,746
Maintenance	1,173,333	1,029,131
Professional services	279,865	180,234
Hardware	259,258	1,091,259

Total revenues	2,278,404	2,661,370
Cost of Sales:
Software	229,458	109,117
Maintenance	138,900	152,309
Professional services	66,320	63,252
Hardware	204,771	910,692

	639,449	1,235,370

Gross profit	1,638,955	1,426,000
Operating Expenses:
Sales and Marketing	277,161	159,903
General and administrative	481,458	459,466
Depreciation and amortization	627,834	521,091

	1,386,453	1,140,460

Operating income	252,502	285,540
Other income (expense):
Investment income	20,259	12,493
Loss on investments	(10,007)	(2,271)
Interest expense	(8,165)	(5,524)

	2,087	4,698
Income before income taxes	254,589	290,238
Deferred income tax expense	86,459	98,681

NET INCOME	$168,130	$191,557

Net income per share - basic and diluted	$0.02	$0.02

Weighted average common shares outstanding - basic and diluted	8,838,152	8,790,652

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2005 and 2004

					Accumulated other Comprehensive Income

	Common stock
			Paid-in Capital	Retained earnings
	Shares	Amount				Total

Balance at December 31, 2003	8,695,652	$8,696	$1,768,345	$464,562	$—	$2,241,603
Exchange of 5,700,000 common stock warrants with an exercise price of $1 expiring in July 2005 for 142,500 shares of common stock	142,500	142	(142)	—	—	—
Net income	—	—	—	191,557	—	191,557
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	11,951	11,951

Comprehensive income	—	—	—	—	—	203,508

Balance at December 31, 2004	8,838,152	8,838	1,768,203	656,119	11,951	2,445,111
Net income	—	—	—	168,130	—	168,130
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(3,496)	(3,496)

Comprehensive income	—	—	—	—	—	164,634

Balance at December 31, 2005	8,838,152	$8,838	$1,768,203	$824,249	$8,455	$2,609,745

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2005	2004

Cash flows from operating activities
Net income	$168,130	$191,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627,834	521,091
Loss on investments	10,007	2,271
Deferred income taxes	86,458	98,681
Changes in operating assets and liabilities
Accounts receivable	64,591	(16,666)
Prepaid expenses and other current assets	(19,480)	(7,963)
Other Assets	(10,569)	—
Accounts payable	49,022	15,753
Accrued expenses	23,698	42,928
Deferred revenue	28,624	5,400
Other Long-term liabilities	19,377	—

Net cash provided by operating activities	1,047,692	853,052
Cash flows from investing activities
Software development costs capitalized	(628,644)	(624,948)
Purchases of property and equipment	(292,083)	(97,467)
Purchases of marketable securities	(483,683)	(512,215)
Proceeds from sale of marketable securities	354,621	201,289

Net cash used in investing activities	(1,049,789)	(1,033,341)
Cash flows from financing activities
Principal payments on capital lease obligations	(25,199)	(14,305)
Principal payments on long-term debt	(6,794)	(6,997)

Net cash used in financing activities	(31,993)	(21,302)

Net decrease in cash and cash equivalents	(34,090)	(201,591)
Cash and equivalents at beginning of year	291,146	492,737

Cash and cash equivalents at end of year	$257,056	$291,146

Supplemental disclosure of cash paid for:
Interest	$8,165	$5,524

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$18,428	$78,190
Purchase of vehicle through issuance of note payable	$33,716	$—
Change in unrealized gain on marketable securities, net of tax	$(3,496)	$11,951
Debt repayment through non-cash asset transfer	$22,479	$—
Issuance of capital stock in exchange for outstanding warrants to purchase common stock	$—	$143

See accompanying notes to financial statements.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Avatar Systems, Inc. and its predecessor, Avatar Systems, Ltd. (collectively, the “Company”) was formed in 1996 to provide Enterprise Resource Planning (“ERP”) accounting software for small to medium-sized oil and gas producers located throughout the United States.

Use of Estimates and Certain Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant assumptions and estimates are required in the capitalization and amortization of software development costs.  It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Products are sold to customers located principally in the United States.  The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due.  The Company has not experienced significant losses on uncollectible accounts receivable.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of short and long-term debt and capital lease obligations also approximates fair value since these instruments bear market rates of interest.  None of these instruments are held for trading purposes.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.  At December 31, 2005 and 2004, the uninsured portion of these deposits was approximately $97,000 and $224,000, respectively.  The Company has not incurred any losses related to its uninsured deposits with financial institutions.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Marketable Securities

Marketable securities at December 31, 2005 of consisted of corporate equities and at December 31, 2004 consisted of corporate equities and corporate bond mutual funds.  SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost.  The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date.  As of December 31, 2005 and 2004, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income or loss within the stockholders’ equity section of the accompanying balance sheets.  The cost of marketable equity securities sold is determined on a specific identification basis.  The fair value of marketable equity securities is based on quoted market prices.  The Company had realized losses of $10,007 and $2,271 related to marketable securities for the year ended December 31, 2005 and 2004, respectively.  Marketable securities held at December 31, 2005 and 2004 have a cost basis of $427,709 and $308,655, respectively.

Software Development Costs

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred.  After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers.  The Company capitalized $628,644 and $624,948 of software development costs during the years ended December 31, 2005 and 2004, respectively.  Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been seven years.  The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.  Amortization of capitalized software charged to expense was $390,120 and $335,952 for the years ended December 31, 2005 and 2004, respectively.

Property and Equipment

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows.  During the years ended December 31, 2005 and 2004, the Company recorded no impairment charges.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangement with Multiple Deliverables.

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

Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and its related interpretations.  Accordingly, no compensation expense has been recognized in the accompanying financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.  SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of FASB Statement No. 123, require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method.  The fair value of stock-based awards to employees is calculated using option pricing models, which were developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There were no options granted in 2005 and 2004.

Income Taxes

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

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the statements of changes in stockholders’ equity.

Earnings Per Share

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation 46R (“FIN 46R”), a revision to interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R was effective at the end of the first interim period after March 15, 2004.  Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effect date of 46R or elect early adoption of FIN 46R.  The Company believes that it has no such variable interest entities and, as a result, FIN 46 and FIN 46R did not have an impact on the Company’s financial statements.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Form (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The Company does not believe the adoption of the recognition and measurement guidance in EITF Issue 03-1 will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded as an expense using a fair-value-based method.  The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated.  The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options.  For the Company, SFAS 123R will be effective beginning January 1, 2006.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B – MARKETABLE SECURITIES

At December 31, 2005, marketable securities were summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

Corporate equities exchange traded index fund	$100,851	$14,200	$—	$115,051
Corporate equities mutual fund	101,087	—	(1,124)	99,963
Corporate equities preferred stock	225,771	—	(265)	225,506

	$427,709	$14,200	$(1,389)	$440,520

At December 31, 2004, marketable securities were summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

Corporate equities exchange traded index fund	$99,987	$14,463	$—	$114,450
Corporate bond mutual fund one to three year maturities	104,079	—	1,386	102,693
Corporate bond mutual fund intermediate maturities	104,589	5,031	—	109,620

	$308,655	$19,494	$1,386	$326,763

The Company’s marketable securities are classified as available-for-sale.  Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet liquidity needs with the normal operating cycle.  Accordingly, all marketable securities are classified as current assets.  Gross realized losses on the sales of marketable securities were $10,007 and $2,271in 2005 and 2004, respectively.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,

	2005	2004

Computer equipment and software	$427,856	$515,921
Furniture and fixtures	75,294	110,439
Leasehold Improvements	54,647	—
Transportation	33,716	37,014
Telecommunication equipment	15,344	18,603
Assets under capital lease	96,618	78,190

	703,475	760,167
Less accumulated depreciation	265,343	496,920

Property and equipment, net	$438,132	$263,247

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $148,369 and $95,795, respectively.  Depreciation expense in 2005 and 2004 also included the depreciation expense on assets recorded under capital leases.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE D – PURCHASED SOFTWARE

Purchased software is summarized as follows:

	December 31,

	2005	2004

Purchased software	$861,662	$861,662
Less accumulated amortization	859,136	769,791

Purchased software, net	$2,526	$91,871

Purchased software is recorded at cost.  Amortization of purchased software is provided on the straight-line method over 7 years.  During the years ended December 31, 2005 and 2004, the Company recorded amortization expense of $89,345.

As of December 31, 2005, future purchased software amortization expense for the year ending December 31, 2006 is $2,526.

NOTE E – DEVELOPED SOFTWARE

Developed software is summarized as follows:

	December 31,

	2005	2004

Software development costs	$3,776,687	$3,148,043
Less accumulated amortization	1,373,073	982,953

Software development costs, net	$2,403,614	$2,165,090

Developed software is recorded at cost.  Amortization of developed software is provided on the straight-line method over 7 years.  During the years ended December 31, 2005 and 2004, the Company recorded amortization expense of $390,120 and $335,952, respectively.

Software development costs in process at December 31, 2005 and 2004 were $1,045,841 and $417,197, respectively.

As of December 31, 2005, developed software amortization expense for each calendar year ending December 31 is:  $390,119 for 2006; $324,846 for 2007; $245,647 for 2008; $189,225 for 2009, $127,532 for 2010, and $1,126,245 thereafter.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE F - LONG-TERM DEBT

At December 31, 2005 long-term debt consisted of a note payable to GMAC, collaterized by an automobile, bearing interest at 6.99% per annum, payable in forty-eight monthly principal payments of $845, beginning in August 2005 through maturity in July 2009.

At December 31, 2004 long-term debt consisted of a note payable to GMAC, collaterized by an automobile, bearing interest at 0.0% per annum, payable in sixty monthly principal payments of $683, beginning in June 2003 through maturity in May 2008

LONG-TERM DEBT

	December 31,

	2005	2004

Current portion of long-term debt	$8,159	$7,280
Long-term debt	23,908	18,839

	$32,067	$26,119

Future long-term debt obligations in effect at December 31, 2005 were as follows:

Year ending December 31,

2006	$8,159
2007	8,748
2008	9,380
2009	5,780

$32,067

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE G – CAPITAL LEASE OBLIGATIONS

During 2005, we entered into a capital lease arrangement for the rental of computer equipment in our ASP hosting facility for $18,428.  The lease agreement requires monthly payments of principal and interest of $718 at an interest rate of approximately 23% and matures on October 1, 2008.

During 2004, we entered into various capital lease arrangements for the rental of computer equipment in our ASP hosting facility in the aggregate amount of $78,190.  The lease agreements require monthly payments of principal and interest of approximately $2,500 at interest rates ranging from 8% to 12% and mature thirty-six months from the date of the lease in 2007.

	December 31,

	2005	2004

Current portion of capital lease obligations	$32,562	$24,938
Long-term portion of capital lease obligations	24,552	38,947

Total capital lease obligations	$57,114	$63,885

Future minimum capital lease obligations in effect at December 31, 2005 were as follows:

Year ending December 31,

2006	$32,562
2007	18,807
2008	5,745

Total Future minimum capital lease obligations	$57,114

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE H – LEASE OBLIGATIONS

The Company leases its 5,765 square foot facility at 2801 Network Drive, Suite 210, Frisco, Texas, 75034.  The lease for the corporate office was entered into on July 29, 2005 for a one hundred twenty-month lease term commencing on November 1, 2005 and expiring on October 31, 2015.  Rental payments are abated for the first ten months of the lease until September 1, 2006.  Prepaid rent of $10,569 will be applied to the eleventh month of the lease on October 1, 2006.  Monthly rental payments of $10,569 will begin on November 1, 2006 and will continue until October 31, 2015 when the lease expires.  Deferred rent of $19,377 has been included in Other Long-Term Liabilities for the year ended December 31, 2005.

The Company leases a 1,496 square foot facility at 6 Desta Drive, Suite 3350, Midland, Texas 79705.  The lease for the Midland facility was entered into on September 27, 2005 for a twelve-month lease term commencing on October 1, 2005 and expiring on September 30, 2006.

The company leases a 250 square foot facility at 1901 Rickety, Suite 216, Tyler, Texas.  The lease for the Tyler facility was entered into on May 5, 2005 for a twelve-month lease term commencing on June 1, 2005 and expiring on May 30, 2006.

Future minimum payments are as follows:

Year ending December 31,

2006	55,808
2007	126,830
2008	126,830
2009	126,830
2010	126,830
Thereafter	613,012

Minimum future lease payments	$1,176,140

Rent expense under the operating leases was $159,027 and $152,486 for the years ended December 31, 2005 and 2004, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE I – INCOME TAXES

The Company’s income tax expense in 2005 and 2004 consisted only of deferred taxes.  The Company had no current income tax expense primarily because software development costs are charged to expense for federal income tax purposes and capitalized for financial reporting purposes.

Deferred tax assets and liabilities consist of the following:

	December 31,

	2005	2004

Deferred tax assets
Net operating loss carryforwards	$77,212	$100,242
Purchased software amortization	95,991	85,145
Accrued expenses	24,702	17,258

	197,905	202,645
Deferred tax liabilities
Capitalized software	543,780	462,682
Property and equipment	62,128	61,507
Unrealized gain on marketable securities	4,355	6,157

	610,263	530,346

Net deferred tax liability	$(412,358)	$(327,701)

Net deferred tax asset - current	$20,347	$11,101
Net deferred tax liability - long term	(432,705)	(338,802)

Net deferred tax liability	$(412,358)	$(327,701)

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $231,000, which expire in 2023 and 2024.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE J - RELATED PARTIES

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company’s Board of Directors.  Total revenues from that company were $23,446 and $22,060 in 2005 and 2004, respectively.  The Company had $2,035 and $1,861 of accounts receivable at December 31, 2005 and 2004, respectively, related to services performed for that company.

In connection with the issuance of 1,600,000 shares of common stock on July 10, 2000 to London & Boston Investments, PLC, the Company issued 5,700,000 warrants at $1.00 per share expiring in July 2005 to London & Boston, the Company’s President/CEO, and certain members of the board of directors.  On December 10, 2004, the Company completed the exchange of 142,500 of its common shares for the 5,700,000 outstanding warrants with London & Boston Investment, PLC, the Company’s President/CEO, and certain members of the board of directors.  The exchange of the warrants for common stock was recorded at fair market value of the common stock and warrants.  The exchange was essentially a reversal of the warrants issued on July 10, 2004.  Therefore, the transaction was recorded as a reduction of paid in capital recorded at the inception of the transaction and no expense was recognized in the income statement for the exchange.

NOTE K – MAJOR CUSTOMERS

The Company had no customers that accounted for more than 10% of revenues during 2005.  The Company completed a hardware sale with one customer during 2004 for $739,826.  The Company completed hardware sales with three customers during 2004 totaling $941,329 which accounted for 86% of hardware revenue and 35% of total revenue for the year ended December 31, 2004.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE L - STOCK COMPENSATION PLAN AND WARRANTS

In 2000, the Company’s shareholders approved the adoption of a stock compensation plan.  Stock options are granted at the quoted market price of the Company’s stock at the date of grant, becoming exercisable over periods of up to three years and expire ten years from the date of grant.  No stock options were granted by the Company during the years ended December 31, 2005 or 2004.  At December 31, 2005, 1,443,192 shares of common stock were reserved for future grant under the 2000 Stock Compensation Plan.

Option activity for the years ended December 31, 2005 and 2004 is summarized as follows:

	2005		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year	56,808	$1.25	73,152	$1.25
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	(16,344)	1.25

Options outstanding at end of year	56,808	$1.25	56,808	$1.25

Options exercisable at end of year	56,808	$1.25	56,808	$1.25

The options outstanding at December 31, 2005 have a weighted average remaining life of 5 years with an exercise price of $1.25 per share.

The Company ‘s outstanding warrants to purchase 5,700,000 shares of stock with an exercise price of $1.00 per share and expiring in July 2005 were exchanged for 142,500 shares of common stock effective December 10, 2004. (See Note J)

NOTE M - EMPLOYEE RETIREMENT PLAN

The Company sponsors an Internal Revenue Code section 401(k) Profit Sharing Plan (the “Plan”), which covers all the Company’s corporate employees.  The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary.  Expenses related to matching contributions to the Plan were $20,504 and $17,445 for the years ended December 31, 2005 and 2004, respectively.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

            None.

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

         As of the date of this report, the Chief Executive Officer/Chief Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures.  It is the Chief Executive Officer’s/Chief Financial Officer’s opinion, based upon the evaluation he completed as of the date of this report, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

Item 8b. Other Information

          Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

          The following sets forth information concerning our officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the board of directors and directorships in other publicly held companies.

Name	Age	Position with Avatar

Robert C. Shreve, Jr.	43	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director
Charles Timothy Allen	55	Director
Allen D. Farris	54	Director
Stephen A. Komlosy	65	Director
John J. May	57	Director
Cindy Skelton	47	Secretary

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

          Charles Timothy (Tim) Allen has served as a director of our Company since November 14, 2000.  Mr. Allen was a limited partner of Avatar Systems, Ltd. and an officer of Avatar Systems, Inc., the predecessors of our Company, from 1996 to November 2000.  Mr. Allen is primarily in the investment business focusing on oil & gas and real estate.  He serves on several boards involving various businesses that he and his family have formed or purchased.

          Stephen A. Komlosy has served as a director of our Company since November 14, 2000. He is also the Chairman of London & Boston Investments, PLC, formerly Cybertec Holdings PLC., a publicly traded United Kingdom company. Mr. Komlosy has served as Chairman of London & Boston Investments, PLC since February 2000. London & Boston Investments, PLC is an investment company, making strategic investments in companies whose growth and value can be enhanced by management consulting services, financial assistance or mergers with related businesses and public flotation’s. Mr. Komlosy currently resides in England. Since 1967, Mr. Komlosy has managed several family owned businesses, which are engaged in real estate acquisition and development activities. In 1981, he co-founded Branon PLC, a public industrial holding company selling bonded oil drilling and pipe handling equipment to North Sea oil operators; the large-scale manufacture of dump trucks for the Ministry of Defense; and of road planners and oil consoles. At Branon, he had specific responsibility for establishing its oil and gas purchasing associate Covendish Petroleum PLC that purchased 140 producing wells in Ohio, USA.  Mr. Komlosy is also a director of Energy Technique, PLC, a company traded on the London Stock Exchange and Chairman of Netcentric Systems PLC that is traded on AIM in London.

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

          Allen D. Farris was appointed to the board of directors on September 24, 2004.  Mr. Farris is currently the Chief Financial Officer of Eland Energy, Inc. and has held that position since December of 1999.  Mr. Farris has thirty years of accounting and financial experience including financial reporting, treasury management, cash forecasting and budgeting, financial forecasting and modeling, computer system installation and maintenance, income tax planning, and maintaining banking relationships.  His experience also includes both public and privately owned companies covering a broad range of industries at levels including Chief Financial Officer, Treasurer, Controller, and Tax Manager.  Two specific areas of his expertise include all phases of the petroleum and real estate industries.  Mr. Farris holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Austin and a Master of Science degree in Accounting from Texas Tech University.  He is a Certified Public Accountant and a member of the American Institute, Texas Society, and Dallas Chapter of CPAs, and a member of the Dallas Chapter of the Petroleum Accountants’ Society.

          Cindy Skelton currently serves as the Secretary of our Company and she manages the benefit plans and employee relations for us.  She has served as our Secretary since November 27, 2000.  Ms. Skelton is primarily employed by Eland and since 1986 has served as Eland’s Accounting Manager and Controller.  Since 1994, she has held the position of Director of Human Resources with Eland. She received a BBA degree from Texas Tech University in 1981.  She will devote as much of her time as necessary to fulfill her duties as an officer of our Company.

     Committees of the Board of Directors

          The Company is not a listed company on a national stock exchange and is therefore, not required to have an Audit Committee, a Compensation Committee, or a Nominating Committee.  In the absence of such committees, the Board as a whole evaluates and recommends the engagement of the Company’s independent registered public accounting firm, reviews the results of their audit findings, and monitors on a periodic basis the internal controls of the Company, establishes the compensation of officers of the Company, administers the 2000 Stock Compensation Plan, prepares recommendations to the Board on the adoption of stock option and other incentive plans, and grants stock options.  The Board also considers individuals to recommend to the Board for inclusion among management’s nominees and considers corporate governance issues.  The Board will consider director candidates recommended by shareholders if the name and qualifications of candidates are timely presented to the Board.

     Code of Ethics

          The Company has not formally approved a written code of ethics because it has only one member of management making it impractical and cost prohibitive for the Company to implement.

     Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file certain reports regarding ownership of, and transactions in, the Company’s securities, with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms that they file.

          Based solely on the Company’s review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and 10% stockholders were met.

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

     Employment Agreements

         We have entered into a management agreement with Robert C. Shreve, Jr., our President and Chief Executive Officer and Chief Financial Officer, which terminates on July 10, 2006.  The management agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either Mr. Shreve or we give written notice to the other that the management agreement will not be renewed.  Mr. Shreve receives an annual base salary of $150,000, which may be increased at the discretion of our Board.  Additionally, Mr. Shreve may be eligible to receive an annual bonus based on our financial performance in the form of stock options and cash not to exceed 15% of his base salary.  Upon agreeing to the terms of the management agreement, we issued to Mr. Shreve a five-year warrant to purchase 1.6 million shares of our common stock at an exercise price of $1.00 per share.  On December 10, 2004, Mr. Shreve’s warrants were exchanged for 40,000 shares of the Company’s common stock.  See “Part III, Item 11- Security Ownership of Certain Beneficial Owners and Management.”

     Key Man Insurance

          We currently pay an annual premium of $3,252 for a life insurance policy for $1,000,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer.  The proceeds of the policy are payable to us.

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

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

Equity compensation plans approved by security holders	56,808	1.25	1,443,192
Equity compensation plans not approved by security holders	—	—	—
Total	56,808	1.25	1,443,192

     Compensation Table

          The information set forth below concerns the cash and non-cash compensation to executive officers for each of the past three fiscal years ended December 31, 2005, 2004 and 2003.  In each case, the compensation listed was paid by our Company.  Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.

     Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards

Name/Title	Year	Salary/Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs/ Warrants

Robert C. Shreve, Jr., President, Chief Executive Officer, Chief Financial Officer and Director	2005 2004 2003	$ $ $	133,333 125,000 125,000	$ $ $	5,769 7,211 5,208	None None None	None None None

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

          The table below sets forth, as of March 24, 2006, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be a beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

Name(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owed

Robert C. Shreve, Jr.	1,641,200	18.6
Charles Timothy Allen	2,449,973	27.7
Orville Gregory Allen	2,406,250	27.2
PSG Solutions Plc(2)	1,679,002	19.0
Stephen A. Komlosy (3)	16,000	00.2
Allen D. Farris (4)	-0-	0.00
Cindy Skelton(5)	-0-	0.00
Officers and directors as a group (4 persons) (5)	6,513,423	73.7

(1)

Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.  In addition, unless otherwise indicated, the address of each beneficial owner identified above is c/o Avatar Systems, Inc., 2801 Network Drive, Suite 210, Frisco, Texas 75034.

(2)	The address of PSG Solutions Plc is 133 Ebury Street, London SW1W9QU, England.
(3)

Includes 1,000 shares owned by General Trading Corporation, Ltd., a Komlosy family company.  Mr. Komlosy has the authority to vote such shares on behalf of General Trading Company.  Mr. Komlosy is a director of Avatar.  Mr. Komlosy’s address is P.O. Box 3218 Gerrards Cross Buckinghamshire SL9 7WY, England.

(4)	Mr. Farris is a director of Avatar.
(5)	Ms. Skelton is the Secretary of Avatar.
(6)	See preceding notes for an explanation of the ownership of the 6,513,423 shares.

          We currently have 8,838,152 outstanding shares of common stock of which approximately 450 persons own approximately 646,000 shares.  Our principal shareholders as noted in the above table own the remaining shares.

Item 12. Certain Relationships And Related Transactions

          The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company’s Board of Directors.  Total revenues from that company were $23,446 and $22,060 in 2005 and 2004, respectively.  The Company had $2,035 and $1,861 of accounts receivable at December 31, 2005 and 2004, respectively, related to services performed for that company.

          In connection with the issuance of 1,600,000 shares of common stock on July 10, 2000 to London & Boston Investments, PLC, the company issued 5,700,000 warrants at $1.00 per share expiring in July 2005 to London & Boston, the Company’s President/CEO, and certain members of the board of directors.  On December 10, 2004, the Company completed the exchange of 142,500 of its common shares for the 5,700,000 outstanding warrants with London & Boston Investment, PLC, the Company’s President/CEO, and certain members of the board of directors.

Item 13. Exhibits

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

2.1*	Modification to the Debtors’ Joint Plan of Reorganization Proposed by the Debtors Dated August 21, 2000

2.2*

Order Confirming Joint Plan of Reorganization and Fixing Deadlines for Filing Administrative Claims, Fee Claims and Rejection Claims as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on September 29, 2000

2.3*	Certificate of Compliance with Reverse Acquisition Requirements as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on November 20, 2000

2.4*	Motion for Post Confirmation Technical Amendment as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on November 30, 2000

2.5*	Order Granting Debtors’ Motion for Post-Confirmation Technical Amendment as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on January 18, 2001

2.6*	Order Supplementing Order of Confirmation as filed with the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on January 18, 2001

2.7*

Agreement and Plan of Merger dated October 9, 2000 by and between Avatar Systems, Inc. and HCI Acquisition 1998-2, Inc. d/b/a Precision Stainless Fabricators whereby Avatar on November 14, 2000 merged with and into HCI Acquisition 1998-2, Inc. with HCI Acquisition 1998-2, Inc. being the surviving corporation (without exhibits and schedules which will be supplied to the Commission upon request)

2.8*

Certificate of Merger of Avatar Systems, Inc. with HCI Acquisition 1998-2, Inc. as filed on November 14, 2000 with the Secretary of State of Texas (please see Exhibit 3.2 attached hereto for a copy of Exhibit “A” to this Certificate of Merger)

3.0*	Articles of Incorporation of HCI Acquisition 1998-2, Inc., as filed with the Secretary of State of Texas on August 7, 1998

3.1*	Articles of Amendment to Articles of Incorporation of HCI Acquisition 1998-2, Inc. as filed with the Secretary of State of Texas on October 23, 2000

3.2*	Certificate of Restated Articles of Incorporation of Avatar Systems, Inc. as filed with the Secretary of State of Texas on November 14, 2000

3.3*	Amended and Restated Bylaws of Avatar Systems, Inc.

4.0*	Common Stock Specimen – Avatar Systems, Inc.

9.0*

Shareholders’ Agreement by and between Avatar Systems, Inc., Cybertec Holdings, Plc., Robert C. Shreve, Jr., Tim Allen, Gregg Allen, Stephen A. Komlosy and Merchant Capital Holdings, Ltd. as of July 10, 2000

10.0*

Stock Purchase Agreement by and between Avatar Systems, Inc. and Cybertec Holdings, Plc. dated July 10, 2000 (without exhibits and schedules which will be supplied to the Commission upon request) providing for the issuance of 1,600,000 shares of Avatar’s Common Stock to Cybertec for $1.6 million

10.1*	Management Agreement by and between Avatar Systems, Inc. and Robert C. Shreve, Jr. as of July 10, 2000

10.2*	Consulting Agreement by and among Avatar Systems, Inc., Merchant Capital Holdings, Ltd. and its affiliate, First Merchants Capital Limited, as of July 10, 2000

Exhibit Number	Description of Exhibit

10.3*

Investors’ Rights Agreement by and among Avatar Systems, Inc., Cybertec Holdings, Plc., Merchants Capital Holdings, Ltd., Robert C. Shreve, Jr., Tim Allen, Gregg Allen and Stephen A. Komlosy as of July 10, 2000

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

* Previously filed as exhibits to the Company’s Registration Statement on Form 10-SB as filed on June 25, 2001 with the Commission which are incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

     Audit Fees

          The aggregate fees for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2005 and 2004 were $28,902 and $18,135 respectively.  The fees for the reviews of the quarterly financial statements included in the Company’s Form 10-QSB were $9,000 and $9,522 for the years ended December 31, 2005 and 2004, respectively.

     All Other Fees

          There were no other fees for services rendered to the Company other than those services covered in the section captioned “Audit Fees” for the fiscal years ended December 31, 2005 and 2004.

Signatures

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR SYSTEMS, INC.

Dated: March 30, 2006	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr., President
Chief Executive Officer
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2006	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr.
Chief Executive Officer
Chief Financial Officer
Director

Dated: March 30, 2006	By:	/s/ CHARLES TIMOTHY ALLEN.

Charles Timothy Allen
Director

Dated: March 30, 2006	By:	/s/ ALLEN.D. FARRIS

Allen D. Farris
Director

Dated: March 30, 2006	By:	/s/ STEPHEN A. KOMLOSY

Stephen A. Komlosy
Director

Dated: March 31, 2006	By:	/s/ JOHN J. MAY

John J. May
Director