Form 10QSB
period 2006-03-31
AVATAR SYSTEMS INC
filed 2006-05-15
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from____________________ to____________________

Commission file number 000-32925

AVATAR SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	75-2796037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Network Drive, Suite 210
Frisco, Texas 75034
(Address of principal executive offices)

972-720-1800
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 8,838,152 shares outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,970	$257,056
Marketable securities	450,945	440,520
Accounts receivable	89,198	81,179
Prepaid expenses and other current assets	34,783	34,783
Deferred income taxes	14,706	20,347

Total current assets	796,602	833,885
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $315,867 and $265,343, respectively	472,167	438,132
PURCHASED SOFTWARE, net of accumulated amortization of $859,767 and $859,136, respectively	1,895	2,526
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,470,603 and $1,373,073, respectively	2,449,783	2,403,614
OTHER ASSETS	10,569	10,569

Total assets	$3,731,016	$3,688,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$141,806	$121,050
Accrued expenses	68,748	117,316
Current maturities of long-term debt	8,159	8,159
Current maturities of capital lease obligations	39,278	32,562
Deferred revenue	311,393	299,352

Total current liabilities	569,384	578,439
DEFERRED INCOME TAXES	431,356	432,705
OTHER LONG-TERM LIABILITIES	48,442	19,377
LONG-TERM DEBT
Long-term debt	21,868	23,908
Long-term capital lease obligations	41,889	24,552

Total long-term debt	63,757	48,460

Total liabilities	1,112,939	1,078,981
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	1,768,203	1,768,203
Retained earnings	827,226	824,249
Accumulated other comprehensive income	13,810	8,455

Total stockholders’ equity	2,618,077	2,609,745

Total liabilities and stockholders’ equity	$3,731,016	$3,688,726

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF OPERATIONS

	Three months ended March 31,

	2006	2005

	(unaudited)	(unaudited)
Revenue:
Software	$76,700	$40,215
Maintenance	333,388	260,396
Professional services	62,231	46,270
Hardware	23,270	8,030

Total revenue	495,589	354,911
Cost of revenue:
Software	38,504	17,754
Maintenance	59,665	34,254
Professional services	18,668	15,336
Hardware	13,973	1,045

Total cost of revenue	130,810	68,389

Gross profit	364,779	286,522
Operating expenses:
Sales and Marketing	75,689	48,751
General and administrative	139,086	129,964
Amortization	98,161	119,866
Depreciation	50,524	31,921

Total operating expenses	363,460	330,502

Operating income (loss)	1,319	(43,980)
Other income (expense):
Investment income	5,615	3,527
Loss on sales of marketable securities	—	(1,689)
Interest expense	(2,424)	(1,926)

Total other income (expense)	3,191	(88)

Income (loss) before income taxes	4,510	(44,068)
Deferred income tax expense (benefit)	1,533	(14,983)

NET INCOME (LOSS)	$2,977	$(29,085)

Net income (loss) per share - basic and diluted	$—	$—

Weighted average common shares outstanding - basic and diluted	8,838,152	8,838,152

See accompanying notes to financial statements.

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $8,332 and $(36,659), respectively. This includes the changes in unrealized gain on marketable securities, net of tax, and net income.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS

1
	Three months ended March 31,

	2006	2005

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$2,977	$(29,085)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	98,161	119,866
Depreciation	50,524	31,921
Loss on sales of marketable securities	—	1,689
Deferred income taxes	1,533	(14,983)
Changes in operating assets and liabilities:
Accounts receivable	(8,019)	77,401
Prepaid expenses and other current assets	—	9,701
Accounts payable	20,756	(40,853)
Accrued expenses	(48,568)	(13,304)
Deferred revenue	12,041	35,836
Other long-term liabilities	29,065	—

Net cash provided by operating activities	158,470	178,189
Cash flows from investing activities
Software development costs capitalized	(143,699)	(146,497)
Purchases of property and equipment	(54,759)	(74,578)
Purchases of marketable securities	(2,816)	(251,420)
Proceeds from sales of marketable securities	505	102,819

Net cash used in investing activities	(200,769)	(369,676)
Cash flows from financing activities
Principal payments on capital lease obligations	(5,747)	(5,298)
Principal payments on long-term debt	(2,040)	(1,820)

Net cash used in financing activities	(7,787)	(7,118)

Net decrease in cash and cash equivalents	(50,086)	(198,605)
Cash and equivalents at beginning of quarter	257,056	291,146

Cash and cash equivalents at end of quarter	$206,970	$92,541

Supplemental disclosure of cash paid for:
Interest	$2,424	$1,926

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$29,800	$—

Change in unrealized gain on marketable securities, net of tax	$5,355	$(11,477)

See accompanying notes to financial statements.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the interim financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

Item 2. Management’s Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document, “Risk Factors and Other Trends and Uncertainties Affecting Future Operations” set forth in our 2005 Annual Report on Form 10-KSB and other documents we file from time to time with the SEC.

Results of Operations

Revenues

Our revenues include four components: software licensing fees, maintenance, professional services and hardware.  Our revenues for the first quarter ended March 31, 2006 increased 39.6% to $495,589 compared with revenues of $354,911 for the same period in 2005.  Revenues were impacted primarily by higher maintenance revenue and software sales.  The increase in revenues is due to the current strength in the energy sector which is driven by higher crude oil prices.

Software. Software sales for the first quarter of 2006 increased 90.7% to $76,700 compared with $40,215 for the first quarter of 2005.  Software sales for the first quarter of 2006 were higher compared to the first quarter of 2005 because petroleum companies are updating their information systems, including the addition of document management systems, while they are experiencing strong operating results as a result of the strength in the current petroleum industry sector.

 Maintenance. Maintenance revenue for the first quarter of 2006 increased 28.0% to $333,388 compared with maintenance revenue of $260,396 for the first quarter of 2005.  The increase in maintenance revenue was primarily impacted by a strong increase in revenues we receive from our ASP services.  Maintenance revenues increased as a result of new installations of our software and we increased maintenance prices at the beginning of the fourth quarter of 2005.

Professional services. Professional services revenue for the first quarter of 2006 increased 34.5% to $62,231 compared with $46,270 for the first quarter of 2005.  Professional services revenues increased in relation to installations of our petroleum accounting systems which require training services and the iSsynergy document management solution that requires professional implementation and training services.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Hardware. Hardware sales for the first quarter of 2006 increased $15,240 to $23,270, compared with hardware sales of $8,030 for the first quarter of 2005.  Hardware sales for the first quarter of 2006 consisted primarily of scanners that we sell with our document management system.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales.  Our cost of revenues for the first quarter of 2006 increased 91.3% to $130,810 compared with cost of revenues of $68,389 for the first quarter of 2005.  Cost of revenues as a percentage of total revenues increased to 26.4% for the three months ended March 31, 2006 from 19.3% for the same period in 2005. Cost of revenues increased in relation to higher software sales and maintenance revenue.  Costs of sales was higher because of the cost of our Isynergy product which we purchase from an outside vendor, higher sales commissions, and labor costs associated with providing professional services, and utility costs related to operating our data center.

Cost of software. Cost of software increased 116.9% to $38,504 in the first quarter of 2006 from $17,754 in the first quarter of 2005.  Cost of software as a percentage of the related revenue increased to 50.2% for the first quarter of 2006 compared to 44.1% for the same period in 2005.  The increase in cost of software as a percentage of revenue is due to higher commissions on higher software sales volume and sales of our Isynergy document management solution which has a higher cost component than our internally developed products.

Cost of maintenance. Cost of maintenance revenues increased 74.2% to $59,665 for the first quarter of 2006 from $34,254 for the first quarter of 2005.  Cost of maintenance revenue as a percentage of the total maintenance revenue increased to 17.9% during the first quarter 2006 compared to 13.2% for the same period in 2005. The increase in cost of maintenance revenues was due to the maintenance cost of Isynergy document management software, higher utility costs, and increased bandwidth costs.

Cost of professional services. Cost of professional services increased 21.7% to $18,668 for the quarter ended March 31, 2006, compared to $15,336 for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 30.0% in the first quarter 2006, compared to 33.1% for the same period last year.

Cost of Hardware. Cost of hardware sold was $13,973 for the quarter ended March 31, 2006.  Cost of hardware as a percentage of the related revenue was 60.0% for the quarter ended March 31, 2006.  Cost of hardware sold for the first quarter of 2006 was for scanners that we sell with our document imaging system.  Hardware sales during the first quarter of 2005 were not significant.

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses for the first quarter of 2006 increased 55.3% to $75,689, compared with $48,751 for the first quarter of 2005.  Sales and marketing expenses as a percentage of total revenues increased to 15.3% for the first quarter of 2006, compared with 13.7% for the same period last year.  The increases in cost and related percentages of revenue were due to the addition of a sales manager to market our new document management software, higher trade show expenditures, related increases in travel, and printing costs.

General and Administrative. Our general and administrative expenses for the first quarter of 2006 increased 7.0% to $139,086, compared with general and administrative expenses of $129,964 for the first quarter of 2005.  General and administrative expenses as a percentage of total revenues decreased to 28.1% in the first quarter of 2006, compared with 36.6% in the first quarter of 2005.  The increase in general and administrative costs for the quarter ended March 31, 2006 were primarily related to higher accounting costs, a one-time personnel agency fee, and occupancy costs. The decrease in the percentage of general and administrative costs to total revenue was due to higher total revenue.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Investment Income. Investment income was $5,615 in the first quarter of 2006 compared to $3,527 in 2005.

Provision for Income Taxes. For the three months ended March 31, 2006, we recorded a tax deferred tax expense of $1,533 on income from operations of $4,510, using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2006.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and marketable securities at March 31, 2006 were $657,915 compared with $554,738 at March 31, 2005.  Cash and cash equivalents and marketable securities at December 31, 2005 were $697,576.  Cash flows for the first quarter of 2006 were impacted positively by cash we collect from recurring maintenance agreements, software, and hardware sales and a deposit we received from a customer.  These cash flows were offset by additions to software development costs and purchases of computer equipment.

Cash flows from Operating Activities. Our cash flows from operating activities represent the most significant source of funding for our operations.  Operating activities provided cash flows of $158,470 and $178,189 for the three months ended March 31, 2006 and 2005, respectively.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the three month period ended March 31, 2006 of $200,768 consisted of capitalized software development costs of $143,700, purchases of computer equipment of $54,758, and net marketable securities purchased of $2,310.

Net cash used in investing activities for the three month period ended March 31, 2005 of $369,676 included $146,497 in capitalized software development costs, purchases of computer equipment of $74,578, and net marketable securities purchased of $148,601.

Cash Flows from Financing Activities. Net cash used in financing activities for the three month period ended March 31, 2006 of $7,787 was for principal payments on capital lease obligations and notes payable of $5,747 and $2,040, respectively.

Net cash used in financing activities for the three month period ended March 31, 2005 of $7,118 was for principal payments on capital lease obligations and notes payable of $5,298 and $1,820, respectively.

Working Capital. At March 31, 2006, we had $227,218 in working capital, down from $255,446 at December 31, 2005.  The decrease in working capital is attributable primarily to cash provided by operating activities of $158,470, offset by software development costs of $143,699, computer equipment purchases of $54,759, principal payments on capital lease obligations of $5,747 and principal payments on long-term debt of $2,040.  We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

None.

Item 6. Exhibits

31.1 Section 302 Certification pursuant to Sarbanes Oxley Act.
32.1 Section 906 Certification pursuant to Sarbanes-Oxley Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR SYSTEMS, INC.

Dated: May 12, 2006	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr.
Chief Executive Officer
Chief Financial Officer