Form 10QSB
period 2006-06-30
AVATAR SYSTEMS INC
filed 2006-08-14
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from to

Commission file number 000-32925

AVATAR SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	75-2796037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Network Boulevard, Suite 210 Frisco, Texas 75034
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 8,838,152 shares outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211,289	$257,056
Marketable securities	730,068	440,520
Accounts receivable	133,876	81,179
Prepaid expenses and other current assets	29,181	34,783
Deferred income taxes	14,247	20,347

Total current assets	1,118,661	833,885
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $367,780 and $265,343, respectively	446,894	438,132
PURCHASED SOFTWARE, net of accumulated amortization of $860,399 and $859,136, respectively	1,263	2,526
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,568,133 and $1,373,073, respectively	2,493,254	2,403,614
OTHER ASSETS	12,228	10,569

Total assets	$4,072,300	$3,688,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$132,335	$121,050
Accrued expenses	111,707	117,316
Current maturities of long-term debt	8,159	8,159
Current maturities of capital lease obligations	35,045	32,562
Deferred revenue	347,806	299,352

Total current liabilities	635,052	578,439
DEFERRED INCOME TAXES	517,987	432,705
OTHER LONG-TERM LIABILITIES	77,507	19,377
LONG-TERM DEBT
Long-term debt	19,829	23,908
Long-term capital lease obligations	34,791	24,552

Total long-term debt	54,620	48,460

Total liabilities	1,285,166	1,078,981
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized;8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	1,768,203	1,768,203
Retained earnings	995,275	824,249
Accumulated other comprehensive income	14,818	8,455

Total stockholders' equity	2,787,134	2,609,745

Total liabilities and stockholders' equity	$4,072,300	$3,688,726

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Revenue:
Software	$306,768	$197,154	$383,468	$237,368
Maintenance	374,685	306,810	708,074	567,206
Professional services	153,628	66,490	215,860	112,760
Hardware	91,207	113,284	114,476	121,314

Total revenue	926,288	683,738	1,421,878	1,038,648
Cost of revenue:
Software	124,514	65,830	163,017	83,584
Maintenance	69,334	42,058	129,001	76,312
Professional services	28,186	19,833	46,854	35,169
Hardware	77,654	90,436	91,627	91,481

Total cost of revenue	299,688	218,157	430,499	286,546

Gross profit	626,600	465,581	991,379	752,102
Operating expenses:
Sales and marketing	63,348	98,775	139,037	147,525
General and administrative	161,723	99,212	300,809	229,176
Amortization	98,161	119,866	196,323	239,732
Depreciation	51,913	34,182	102,437	66,103

Total operating expenses	375,145	352,035	738,606	682,536

Operating income	251,455	113,546	252,773	69,566
Other income (expense):
Investment income	6,689	7,056	12,304	8,894
Loss on sales of marketable securities	(258)	(1,689)	(258)	(1,689)
Interest expense	(3,265)	(1,580)	(5,689)	(3,506)

Total other income	3,166	3,787	6,357	3,699

Income before income taxes	254,621	117,333	259,130	73,265
Deferred income tax expense	86,571	39,893	88,104	24,910

NET INCOME	$168,050	$77,440	$171,026	$48,355

Net income per share:
Basic and diluted	$0.02	$0.01	$0.02	$0.01

Weighted average common shares outstanding:
Basic and diluted	8,838,152	8,838,152	8,838,152	8,838,152

See accompanying notes to financial statements.

Comprehensive income for the three months ended June 30, 2006 and 2005 was $169,057 and $82,064, and for the six months ended June 30, 2006 and 2005 was $177,389 and $45,405, respectively.
This includes the changes in unrealized gains (losses) marketable securities, net of tax and net income.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2006	2005

Cash flows from operating activities
Net income	$171,026	$48,355
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	196,323	239,732
Depreciation	102,437	66,103
Loss on sale of marketable securities	258	1,689
Deferred income taxes	88,104	24,910
Changes in operating assets and liabilities:
Accounts receivable	(52,697)	(42,823)
Prepaid expenses and other current assets	5,602	9,701
Other assets	(1,659)	—
Accounts payable	11,285	(43,831)
Accrued expenses	(5,609)	(10,435)
Deferred revenue	48,454	26,100
Other long-term liabilities	58,130	—

Net cash provided by operating activities	621,654	319,501
Cash flows from investing activities
Software development costs capitalized	(284,700)	(289,296)
Purchases of property and equipment	(81,399)	(106,477)
Purchases of marketable securities	(430,671)	(253,085)
Proceeds from sale of marketable securities	150,506	102,819

Net cash used in investing activities	(646,264)	(546,039)
Cash flows from financing activities
Principal payments on capital lease obligations	(17,078)	(13,121)
Principal payments on long-term debt	(4,079)	(3,640)

Net cash used in financing activities	(21,157)	(16,761)

Net decrease in cash and cash equivalents	(45,767)	(243,299)
Cash and equivalents at beginning of period	257,056	291,146

Cash and cash equivalents at end of period	$211,289	$47,847

Supplemental disclosure of cash paid for:
Interest	$5,689	$3,506

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$29,800	$—

Change in unrealized gain on marketable securities, net of tax	$6,363	$(2,950)

Purchase of vehicle through issuance of note payable	$—	$33,716

Debt repayment through non-cash asset transfer	$—	$22,479

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

Results of Operations

Revenues

Our revenues include four components: software licensing fees, maintenance, professional services and hardware.  Our revenues for the second quarter ended June 30, 2006 increased 35.5% to $926,288 compared with revenues of $683,738 for the same period in 2005.  Revenues for the six months ended June 30, 2006 increased 36.9% to $1,421,878, compared with $1,038,648 from the same period last year.  Revenues were impacted primarily by higher software sales and maintenance revenue followed by an increase in professional services.  The increase in revenues is due to petroleum companies updating information systems while they experience economic growth as a result of higher crude oil prices.

Software. Software sales for the second quarter of 2006 increased 55.6% to $306,768 compared with software sales of $197,154 for the second quarter of 2005.  Software sales for the six months ended June 30, 2006 increased 61.5% to $383,468 compared with $237,368 from the same period last year.  Software sales were higher compared to 2005 primarily because of the previously noted strength in the energy sector. During the quarter ended June 30, 2006, we completed an engagement to one customer that included the installation of our AS400 software and a document imaging system.

Maintenance. Maintenance revenue for the second quarter of 2006 increased 22.1% to $374,685 compared with maintenance revenue of $306,810 for the second quarter of 2005.  Maintenance revenue for the six months ended June 30, 2006 increased 24.8% to $708,074 compared with maintenance revenue of $567,206 for the same period last year.  Our maintenance revenues have increased primarily due to strong demand for our software that we provide in an ASP format.  We increased maintenance prices during the third quarter of 2005 and higher sales of our licensed software products have also increased our maintenance revenue.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Professional services. Professional services revenue for the second quarter of 2006 increased 131.1% to $153,628 compared with professional service revenue of $66,490 for the second quarter of 2005.  Professional service revenue for the six months ended June 30, 2006 increased 91.4% to $215,860, compared with $112,760 for the same period last year.  Professional services revenues increased in relation to installations of our petroleum accounting systems which require training services and the iSynergy document management solution that requires professional implementation and training services.

Hardware. Hardware sales for the second quarter of 2006 decreased 19.5% to $91,207, compared with hardware sales of $113,284 for the second quarter of 2005.  Hardware sales for the six months ended June 30, 2006 decreased 5.6% to $114,476, compared with $121,314 from the same period last year.  Hardware sales for the first quarter of 2006 consisted of scanning equipment that we sell with our document management system and peripheral products for the IBM AS400.  Hardware sales during 2005 included a greater percentage of IBM AS400 products.

COST OF REVENUES

Our cost of revenues includes four components: cost of software, cost of maintenance, cost of professional services, and cost of hardware sales.  Our cost of revenues for the second quarter of 2006 increased 37.4% to $299,688 compared with cost of revenues of $218,157 for the second quarter of 2005.  Cost of revenues for the six months ended June 30, 2006 increased 50.2% to $430,499 compared with $286,546 for the same period last year.  Cost of revenues as a percentage of total revenues increased to 32.4% for the quarter ended June 30, 2006 from 31.9% for the same period in 2005.  Cost of revenues as a percentage of total revenues increased to 30.3% for the six months ended June 30, 2006, compared with 27.6% for the same period in 2005. Cost of revenues increased in relation to higher software sales and maintenance revenue.  Costs of sales was higher because of the cost of our Isynergy product which we purchase from an outside vendor, higher sales commissions, labor costs associated with providing customer support and professional services, and utility costs related to operating our data center.

Cost of software. Cost of software increased 89.1% to $124,514 in the second quarter of 2006 from $65,830 in the second quarter of 2005. Cost of software increased 95.0% to $163,017 in the six months ended June 30, 2006, compared with $83,584 in the same period last year.  Cost of software as a percentage of the related revenue increased to 40.6% for the second quarter of 2006 compared to 33.4% for the same period in 2005.  Cost of software as a percentage of the related revenues increased to 42.5% for the six months ended June 30, 2006, compared with 35.2% for the for the same period last year.  The increase in cost of software as a percentage of revenue is due to higher commissions on increased software sales volume and sales of our Isynergy document management solution which has a higher cost component than our internally developed products.

Cost of maintenance. Cost of maintenance revenues increased 64.9% to $69,334 for the second quarter of 2006 from $42,058 for the second quarter of 2005.  Cost of maintenance revenues increased 69.0% to $129,001 for the six months ended June 30, 2006, compared with $76,312 for the same period last year.  Cost of maintenance revenues as a percentage of the related revenue increased to 18.5% for the second quarter 2006, compared to 13.7% for the same period last year.  Cost of maintenance revenues as a percentage of the related revenue increased to 18.2% for the six months ended June 30, 2006, compared with 13.5% for the same period last year. The increase in cost of maintenance revenues was due to increased personnel costs, the maintenance cost component of Isynergy document management software, higher utility and bandwidth costs.

Cost of professional services. Cost of professional services increased 42.1% to $28,186 for the three months ended June 30, 2006, compared with $19,833 for the same period last year.  Cost of professional services increased 33.2% to $46,854 for the six months ended June 30, 2006 from $35,169 for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 18.3% in the second quarter 2006, compared to 29.8% for the same period last year.  Cost of professional services as a percentage of the related revenue decreased to 21.7% for the six months ended June 30, 2006, compared with 31.2% for the same period last year.  The cost of professional services increased in relation to higher professional services revenue.

Cost of Hardware. Cost of hardware sold decreased 14.1% to $77,654 for the quarter ended June 30, 2006, compared with $90,436 for the same period last year.  Cost of hardware sold increased 0.2% to $91,627 for the six months ended June 30, 2006, compared with $91,481 for the same period last year.  Cost of hardware as a percentage of the related revenue increased to 85.1% for the quarter ended June 30, 2006, compared with 79.8% for the same period last year.  Cost of hardware as a percentage of the related revenue increased to 80.0% for the six months ended June 30, 2006, compared with 75.4% for the same period last year.  Hardware sales during 2006 include a higher percentage of scanning equipment that has a lower gross profit margin than AS400 products.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OPERATING EXPENSES

Sales and Marketing. Our sales and marketing expenses for the second quarter of 2006 decreased 35.9% to $63,348 compared with $98,775 for the second quarter of 2005.  Sales and marketing expenses for the six months ended June 30, 2006 decreased 5.8% to $139,037, compared with $147,525 in the same period last year.  Sales and marketing expenses as a percentage of total revenues decreased to 6.8% for the second quarter of 2006, compared with 14.4% for the same period last year.  Sales and marketing expenses as a percentage of total revenues decreased to 9.8% for the six months ended June 30, 2006, compared with 14.2% for the same period last year.  The decreases in cost and related percentages of revenue were due to the elimination of a sales position, sales personnel costs allocated to cost of professional services due to a large implementation, reduced trade show expenditures, and lower printing costs.

General and Administrative. General and administrative expenses for the second quarter of 2006 increased 63.0% to $161,723, compared with $99,212 for the second quarter of 2005.  General and administrative expenses increased 31.3% to $300,809 for the six months ended June 30, 2006, compared with $229,176 in the same period last year.  General and administrative expenses as a percentage of total revenues increased to 17.5% in the second quarter of 2005, compared with 14.5% in the second quarter of 2005.  General and administrative expenses as a percentage of total revenues decreased slightly to 21.2% in the six months ended June 30, 2006, compared with 22.1% in 2005.  The increase in general and administrative costs were related to higher accounting costs, higher personnel costs,  a one-time personnel agency fee, and occupancy costs.

Investment Income. Investment income was $6,689 in the second quarter of 2006 compared to $7,056 in 2005.  Investment income for the six months ended June 30, 2006 was $12,304 compared with $8,894 in 2005.  The increase in investment income is due to primarily to larger invested balances and higher yields.

Provision for Income Taxes. For the six months ended June 30, 2006, we recorded a deferred tax expense of $88,104 based on our pretax income of $259,130 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2006.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and marketable securities at June 30, 2006 were $941,357 compared with $518,716 at June 30, 2005.  Cash and cash equivalents and marketable securities at December 31, 2005 were $697,576.  Cash flows for the second quarter of 2006 were impacted positively by cash we collect from recurring maintenance agreements, software, and hardware sales.  These cash flows were offset by additions to software development costs and purchases of computer equipment.

Cash flows from Operating Activities. Our cash flows from operating activities represent the most significant source of funding for our operations.  Operating activities provided cash flows of $621,654 and $319,501 for the six months ended June 30, 2006 and 2005, respectively.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Cash Flows from Investing Activities. Net cash used in investing activities for the six month period ended June 30, 2006 of $646,264 consisted of capitalized software development costs of $284,700, purchases of computer equipment of $81,399, and net marketable securities purchased of $280,165.

Net cash used in investing activities for the six month period ended June 30, 2005 of $546,039 included $289,296 in capitalized software development costs, purchases of computer equipment of $106,477, and net marketable securities purchased of $150,266.

Cash Flows from Financing Activities. Net cash used in financing activities for the six month period ended June 30, 2006 of $21,157 was for principal payments on capital lease obligations and notes payable of $17,078 and $4,079, respectively.

Net cash used in financing activities for the six month period ended June 30, 2005 of $16,761 was for principal payments on capital lease obligations and notes payable of $13,121 and $3,640, respectively.

Working Capital. At June 30, 2006 we had $483,609 in working capital, up from $255,446 at December 31, 2005.  The increase in working capital is attributable primarily to cash provided by operating activities of $621,654, offset by software development costs of $284,700, computer equipment purchases of $81,399, principal payments on capital lease obligations of $17,078 and principal payments on long-term debt of $4,079.  We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

AVATAR SYSTEMS, INC.

Dated: August 11, 2006	By:	/s/ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer