Form 10QSB
period 2006-09-30
AVATAR SYSTEMS INC
filed 2006-12-19
CIK 707063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 000-32925

                              AVATAR SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

               Texas                                         75-2796037
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                        2801 Network Boulevard, Suite 210
                               Frisco, Texas 75034
                    (Address of principal executive offices)

                                  972-720-1800
                           (Issuer's telephone number)

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 9,038,152 shares outstanding as of December 14, 2006.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [x]

================================================================================

PART I. FINANCIAL INFORMATION............................................    1

   Item 1. Financial Statements..........................................    1
   Item 2. Management's Discussion and Analysis or Plan of Operation.....    9
   Item 3. Controls and Procedures.......................................   18

PART II. OTHER INFORMATION...............................................   18

   Item 1. Legal Proceedings.............................................   18
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...   18
   Item 3. Defaults Upon Senior Securities...............................   19
   Item 4. Submission of Matters to a Vote of Security Holders...........   19
   Item 5. Other Information.............................................   19
   Item 6. Exhibits......................................................   19
   Signatures............................................................   20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              Avatar Systems, Inc.
                                 BALANCE SHEETS

                                                              September 30,    December 31,
                                                                  2006            2005
                                                              -------------   -------------
                                                               (unaudited)      (audited)
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $     325,026   $     257,056
  Marketable securities                                             388,475         440,520
  Accounts receivable                                               326,780          81,179
  Prepaid expenses and other current assets                          32,552          34,783
  Deferred income taxes                                              19,900          20,347
                                                              -------------   -------------
    Total current assets                                          1,092,733         833,885

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $424,842 and $265,343, respectively                             491,813         438,132
PURCHASED SOFTWARE, net of accumulated amortization
 of $911,012 and $859,136, respectively                           2,049,939           2,526
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
 of $1,665,663 and $1,373,073, respectively                       2,610,168       2,403,614

OTHER ASSETS                                                        189,338          10,569
                                                              -------------   -------------
Total assets                                                  $   6,433,991   $   3,688,726
                                                              =============   =============

             LIABILITIES, TEMPORARY EQUITY AND
              PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $     475,975   $     238,366
  Line of credit                                                    145,067               -
  Current maturities of capital lease obligations
   and long-term debt                                                94,192          40,721
  Current maturities of notes payable-stockholders                   32,408               -
  Deferred revenue                                                  384,703         299,352
                                                              -------------   -------------
    Total current liabilities                                     1,132,345         578,439

DEFERRED INCOME TAXES                                               548,932         432,705

OTHER LONG-TERM LIABILITIES                                          96,003          19,377

LONG-TERM DEBT
Long-term capital lease obligations and long-term debt              467,871          48,460
Notes payable-stockholders                                          868,836               -
                                                              -------------   -------------
    Total long-term debt                                          1,336,707          48,460
                                                              -------------   -------------
    Total liabilities                                             3,113,987       1,078,981

COMMITMENTS AND CONTINGENCIES                                             -               -

TEMPORARY EQUITY (See Note 4)
  Common stock, subject to put rights (200,000 and -0-
   shares, respectively)                                            101,000               -

PERMANENT STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000
   shares authorized; none issued                                         -               -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 8,838,152 shares issued and outstanding                8,838           8,838
  Paid-in capital                                                 2,150,977       1,768,203
  Retained earnings                                               1,052,581         824,249
  Accumulated other comprehensive income                              6,608           8,455
                                                              -------------   -------------
    Total stockholders' equity                                    3,219,004       2,609,745
                                                              -------------   -------------
Total liabilities, temporary equity and permanent
 stockholders' equity                                         $   6,433,991   $   3,688,726
                                                              =============   =============

See accompanying notes to financial statements.

                              Avatar Systems, Inc.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                     Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                     2006            2005           2006            2005
                                                  -----------    -----------    -----------    -----------
REVENUE:
  Software                                        $   266,051    $   142,176    $   649,519    $   379,544
  Maintenance                                         478,439        290,831      1,186,512        858,036
  Professional services                               196,621        115,061        412,481        227,821
  Hardware                                             78,442        120,298        192,919        241,613
                                                  -----------    -----------    -----------    -----------
    Total revenue                                   1,019,553        668,366      2,441,431      1,707,014

COST OF REVENUE:
  Software                                            100,026         60,508        274,603        144,091
  Maintenance                                         108,833         40,891        226,274        117,204
  Professional services                                56,160         28,699        103,013         63,868
  Hardware                                             66,951         87,746        158,578        179,227
                                                  -----------    -----------    -----------    -----------
    Total cost of revenue                             331,970        217,844        762,468        504,390
                                                  -----------    -----------    -----------    -----------

    Gross profit                                      687,583        450,522      1,678,963      1,202,624

OPERATING EXPENSES:
  Sales and marketing                                 132,124         47,969        271,161        195,494
  General and administrative                          254,650        122,047        555,459        351,223
  Amortization                                        148,144        119,866        344,467        359,598
  Depreciation                                         57,062         35,258        159,499        101,362
                                                  -----------    -----------    -----------    -----------
    Total operating expenses                          591,980        325,140      1,330,586      1,007,677
                                                  -----------    -----------    -----------    -----------

    Operating income                                   95,603        125,382        348,377        194,947

OTHER INCOME (EXPENSE):
  Investment income                                     6,465          5,425         18,770         14,319
  Gain (loss) on sales of marketable securities        18,280            -           18,022         (1,689)
  Interest expense                                    (33,522)        (1,995)       (39,212)        (5,501)
                                                  -----------    -----------    -----------    -----------
    Total other income (expense)                       (8,777)         3,430         (2,420)         7,129
                                                  -----------    -----------    -----------    -----------

    Income before income taxes                         86,826        128,812        345,957        202,076

Deferred income tax expense                            29,521         43,796        117,625         68,706
                                                  -----------    -----------    -----------    -----------

    NET INCOME                                    $    57,305    $    85,016    $   228,332    $   133,370

Other comprehensive income (loss), net of tax
  Unrealized gain (loss) on marketable
   securities                                          (2,920)        (1,595)         6,722         (6,065)
  Deferred income tax expense (benefit)                  (993)          (542)         2,285         (2,062)
                                                  -----------    -----------    -----------    -----------
    Other comprehensive income (loss)                  (1,927)        (1,053)         4,437         (4,003)
                                                  -----------    -----------    -----------    -----------

    Total comprehensive income                    $    55,378    $    83,963    $   232,769    $   129,367
                                                  ===========    ===========    ===========    ===========

NET INCOME PER SHARE:
  Basic and diluted                               $      0.01    $      0.01    $      0.03    $      0.02
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                             8,933,804      8,838,152      8,870,386      8,838,152
                                                  ===========    ===========    ===========    ===========
  Diluted                                           9,297,546      8,838,152      9,017,950      8,838,152
                                                  ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                              Avatar Systems, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Nine months ended
                                                                                September 30,
                                                                         --------------------------
                                                                            2006           2005
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $   228,332    $   133,370
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of software development costs                               344,467        359,598
    Non-cash interest expense                                                 11,077              -
    Depreciation                                                             159,499        101,362
    (Gain) loss on sale of marketable securities                             (18,022)         1,689
    Stock compensation expense                                                 3,577              -
    Deferred income taxes                                                    117,625         68,706
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (148,390)        (2,352)
      Prepaid expenses and other current assets                                2,231        (20,228)
      Other assets                                                           (12,906)             -
      Accounts payable and accrued expenses                                  163,595         (5,442)
      Deferred revenue                                                        85,351          7,072
      Other long-term liabilities                                             76,626              -
                                                                         -----------    -----------
        Net cash provided by operating activities                          1,013,062        643,775

CASH FLOWS FROM INVESTING ACTIVITIES
  Software development costs capitalized                                    (499,143)      (433,953)
  Purchases of property and equipment                                       (141,631)      (111,995)
  Acquisition of Questa Software Systems, Inc., net of cash acquired      (1,776,095)             -
  Purchases of marketable securities                                        (757,220)      (254,749)
  Proceeds from sale of marketable securities                                824,490        102,819
                                                                         -----------    -----------
      Net cash used in investing activities                               (2,349,599)      (697,878)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line-of-credit                                               145,067              -
  Proceeds from long-term debt                                               476,500              -
  Proceeds from notes payable-stockholders                                   823,500              -
  Principal payments on capital lease obligations and long-term debt         (40,560)       (24,758)
                                                                         -----------    -----------
      Net cash provided by (used in) financing activities                  1,404,507        (24,758)
                                                                         -----------    -----------

      Net increase (decrease) in cash and cash equivalents                    67,970        (78,861)

Cash and equivalents at beginning of period                                  257,056        291,146
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $   325,026    $   212,285
                                                                         ===========    ===========

Supplemental disclosure of cash paid for:
  Interest                                                               $    28,135    $     5,501
                                                                         ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
  Purchase of equipment under capital lease obligation                   $    29,800    $    18,428
                                                                         ===========    ===========
  Change in unrealized gain on marketable securities, net of tax         $     4,436    $    (4,003)
                                                                         ===========    ===========
  Debt for additional consideration related to acquisition of Questa     $    75,000    $         -
                                                                         ===========    ===========
  Stock issued in connection with acquisition                            $   101,000    $         -
                                                                         ===========    ===========
  Debt issued in connnection with acquisition                            $   280,000    $         -
                                                                         ===========    ===========
  Stock options issued related to debt                                   $   379,197    $         -
                                                                         ===========    ===========
  Purchase of vehicle through issuance of note payable                   $         -    $    33,716
                                                                         ===========    ===========
  Debt repayment through non-cash asset transfer                         $         -    $    22,479
                                                                         ===========    ===========

See accompanying notes to financial statements.

1. BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2005 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the interim financial statements include all adjustments necessary to present the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

RECLASSIFICATIONS

We have reclassified and revised certain prior period amounts to conform with classifications used in the current-period presentation as necessary for a fair presentation of the financial statements.

2. ACQUISITION

On August 18, 2006, the Company acquired all the the outstanding common stock of Questa Software Systems, Inc. ("Questa") pursuant to a Stock Purchase Agreement. Questa, located in Midland, Texas, was engaged in the development of accounting software for the petroleum production industry. The purchase price was approximately $2.2 million, subject to certain post-closing adjustments based on Questa's actual working capital as of the closing date. The $2.2 million purchase price consisted of:

     o    cash paid to the Sellers in the aggregate amount of $1,790,634;

     o convertible promissory notes issued to the Sellers in the aggregate amount of $280,000;

     o an aggregate of 200,000 shares of common stock of the Company issued to the Sellers, valued at $0.505 per share in accordance with EITF 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination"; and

     o    transaction costs of $33,334.

In connection with the execution of the Stock Purchase Agreement, the Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share. See Note 4.

The acquisition was financed with a term loan from a financial institution in the amount of $476,500, the Promissory Note to two stockholders in the amount of $823,500, the convertible promissory notes issued to the seller's in the amount of $280,000 and the issuance of 200,000 shares of common stock of the Company.

The acquisition of Questa provides for economies of scale to be achieved by eliminating redundant expense items including major development costs, solidifies our recurring maintenance revenue stream, and increases the professional capacity of our human resources.

Operating results of Questa have been included in the Company's financial statements since the August 1, 2006, when the Company assumed the risk of loss for Questa's operations, by recording the transaction from that date directly in the accounts of the Company.

The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets                          $   145,085
Computers and Software                       27,370
Furniture and Fixtures                       14,379
Purchased Software                        2,099,291
Current liabilities                        (81,157)
                                        -----------
                                        $ 2,204,968
                                        ===========

The following unaudited pro forma information presents the 2006 and 2005 results of operations of the Company as if the acquisition had occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

                                       Three months ended           Nine months ended
                                          September 30,                September 30,
                                   --------------------------   -------------------------
                                      2006           2005           2006         2005
                                   -----------   ------------   -----------   -----------
Total revenue                      $ 1,147,155   $  1,177,413   $ 3,507,763   $ 2,994,630
Net income                         $    75,030   $    152,326   $   387,991   $   220,766
NET INCOME PER SHARE:
Basic and diluted                  $      0.01   $       0.02   $      0.04   $      0.02
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
Basic                                9,038,152      9,038,152     9,038,152     9,038,152
Diluted                              9,481,894      9,391,339     9,052,733     9,155,881



3. LONG-TERM DEBT

On August 16, 2006, the Company entered into the Bank Loan Agreement, the Bank Term Loan, and the Revolving Loan with a financial institution to provide a promissory note term credit facility for $476,500 and a line-of-credit revolving credit facility for $200,000.

The Bank Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011. Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the term maturity date. The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

The Revolving Loan outstanding principal balance is payable in full in a single payment on the maturity date. Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, and a final payment of the outstanding principal balance on August 5, 2008. The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

The Bank Term Loan and the Revolving Loan may be prepaid or terminated at the Company's option at anytime without penalty. The Loan Agreement contains customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

In connection with the Bank Loan Agreement, Robert C. Shreve, Jr., the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of the financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company's obligations under the Term Loan and the Revolving Loan. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options of $171,018 was recorded as debt issuance costs and will be amortized as interest expense over the life of the loan. See Note 5.

On August 16, 2006, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.7% and 27.2%, respectively, of the outstanding common stock of the Company.

The promissory note is payable in 53 monthly principal payments of $13,725 beginning on March 5, 2007 and a final payment of the outstanding principal balance on the term maturity date. Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the term maturity date. The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options of $208,179 was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. See Note 5.

On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to the sellers of Questa (the "Seller Promissory Notes") in the amounts of $120,000 and $160,000. Accrued and unpaid interest on the Seller Promissory Notes is payable for a period of five years following the date of the note in twenty quarterly installments commencing on September 30, 2006 and continuing on the last day of each third calendar month. Thereafter, principal and accrued interest on the notes is payable in twelve equal quarterly installments commencing on the fifth anniversary of the notes, and continuing thereafter on the last day of each third calendar month, with the final installment of the unpaid principal balance and all accrued and unpaid interest due eight years from the date of the notes.

The outstanding principal balances of the Seller Promissory Notes are convertible, at the option of the holders, in whole or in part and at any time or from time to time, into shares of common stock of the Company at a conversion price of $3.50 per share, as adjusted from time to time for stock splits, combinations, stock dividends and other similar events.

The Seller Promissory Notes may be prepaid at the Company's option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance. The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

4. TEMPORARY EQUITY

On August 18, 2006, the Company issued 200,000 shares of its common stock to the sellers of Questa, in connection with the execution of a Stock Purchase Agreement to acquire Questa. The Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share. The shares were valued at $0.505 per share in accordance with EITF 99-12, and as a result of the potential obligation to repurchase the shares on August 18, 2011; the shares were recorded as temporary equity in accordance with EITF Topic No. 98, "Classification and Measurement of Redeemable Securities."

5. STOCK OPTIONS

2000 STOCK COMPENSATION PLAN

The 2000 Stock Compensation Plan authorizes the grant of up to 1,500,000 of the Company's common stock in the form of incentive stock options ("ISOs"), and, the plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the plan may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the plan. At the discretion of the Compensation Committee, any option may include a "reload" feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

NONQUALIFIED STOCK OPTIONS

As previously indicated under Long-Term Debt, Robert C. Shreve, Jr., the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant up to $676,500 of the Company's obligations under the Term Loan and the Revolving Loan for the Questa acquisition. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance.

The Company also issued, as consideration for providing a loan agreement and promissory note in connection with the Questa acquisition, common stock options to purchase 274,500 shares of common stock of the Company to two stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance.

The Nonqualified Stock Option Agreement provides that the option price is $0.505, and the optioned shares are fully vested and fully exercisable. The option period commences on August 16, 2006 and expires on August 16, 2013, unless earlier terminated by the grantee's termination of service, death, disability, failure to pay the exercise price, or makes an assignment of the option without written consent of the Company. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the option shall pertain to and apply to the securities or rights to which a holder of the number of shares of common stock subject to this option would have been entitled. The option may be canceled by the Company, in its sole discretion, as of the effective date of any change of control, merger, consolidation or share exchange, or any issuance of bonds, debentures, preferred or preference stocks ranking prior to or otherwise affecting the common stock, or the rights thereof, or of any proposed sale of all or substantially all of the assets of the Company, or of any dissolution or liquidation of the Company, by either: (i) giving notice to grantee of its intention to cancel the optioned shares for which the issuance of shares of common stock involved payment by grantee for such shares and, permitting the purchase during the 30 day period next preceding such effective date of any or all of the shares of common stock subject to this option; or (ii) paying grantee an amount equal to a reasonable estimate of the difference between the net amount per share payable in such transaction or as a result of such transaction.

Information regarding stock option transactions for the nine months ended September 30, 2006 is summarized below:

                                                                                     Weighted
                                                                      Weighted        Average
                                                                       Average      Remaining
                                                                      Exercise     Contractual
                                                       Options          Price      Term (years)
                                                     ------------   ------------   ------------
Options outstanding at beginning of year                   56,808   $      1.250
Options granted                                         1,291,000   $      0.505
Options exercised                                               -              -
Options forfeited                                         (48,331)  $      0.772
                                                     ------------   ------------
Options outstanding at September 30, 2006               1,299,477   $      0.528           7.51
                                                     ============   ============   ============
Options exercisable at September 30, 2006               1,039,477   $      0.533           6.89
                                                     ============   ============   ============

The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $41,594, which is expected to be recognized over a period of 3 years. There were no stock options exercised during the three and nine months ended September 30, 2006.

Information regarding stock options outstanding as of September 30, 2006 is summarized below:

                                        Options Outstanding                  Options Exercisable
                            ------------------------------------------   ---------------------------
                                             Weighted
                                              Average       Weighted                      Weighted
                                             Remaining      Average                        Average
                                            Contractual     Exercise                      Exercise
Exercise Price                 Options     Life (years)      Price         Options          Price
-------------------------   ------------   ------------   ------------   ------------   ------------
1.250                             39,477           4.00          1.250         39,477          1.250
0.505                            260,000          10.00          0.505              -          0.505
0.505                          1,000,000           7.00          0.505      1,000,000          0.505

6. STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") for stock-based compensation plans. Under SFAS No. 123R, all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of income over the requisite service period.

The Company adopted SFAS No. 123R using a modified prospective application in compliance with the revised implementation date on January 1, 2006. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

The weighted-average fair value of options granted during the three and nine months ended September 30, 2006 was $0.40 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 122.1%, a weighted average expected term of 4.18 years, and an expected forfeiture rate of 67% based on the Company's historical experience. The volatility was determined based on the historic volatility of the Company's stock for the length of the expected term of the options.

Share-based compensation expense included in general and administrative expenses and share-based interest expense for options issued in connection with the stockholder debt and debt issuance costs recognized for the three and nine months ended September 30, 2006 are as follows:

                                                          Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                     --------------------------    ---------------------------
                                                         2006           2005           2006           2005
                                                     ------------   -----------    -----------    ------------
Operating expenses:
General and administrative                           $      3,577   $         -    $     3,577    $          -
Other income (expense):
Interest expense                                           10,788             -         10,788               -
                                                     ------------   -----------    -----------    ------------
  Share-based compensation expense before taxes            14,365             -         14,365               -
Related income tax benefits                                (4,884)            -         (4,884)              -
                                                     ------------   -----------    -----------    ------------
  Share-based compensation expense, net of taxes     $      9,481   $         -    $     9,481    $          -
                                                     ============   ===========    ===========    ============

PRO FORMA INFORMATION UNDER SFAS NO. 123 FOR PERIODS PRIOR TO JANUARY 1, 2006

Prior to the adoption of SFAS No. 123R, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 would not have been impacted because there were no unvested options outstanding and there would have been no unrecognized compensation costs during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document, "Risk Factors and Other Trends and Uncertainties Affecting Future Operations" set forth in our 2005 Annual Report on Form 10-KSB and other documents we file from time to time with the SEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue:
--------

                                     Three months ended
                                        September 30,                    Change
                                 ---------------------------   ---------------------------
                                     2006           2005          Amount            %
                                 ------------   ------------   ------------   ------------
Software                         $    266,051   $    142,176   $    123,875           87.1
Maintenance                           478,439        290,831        187,608           64.5
Professional services                 196,621        115,061         81,560           70.9
Hardware                               78,442        120,298        (41,856)         (34.8)
                                 ------------   ------------   ------------   ------------
Total revenue                    $  1,019,553   $    668,366   $    351,187           52.5
                                 ============   ============   ============   ============

The increase in revenue is primarily due to the following reasons:

    o Questa related revenue was $363,502 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

    o Revenue from products and services prior to the acquisition declined slightly to $656,051 from $668,366 for the quarter ended September 30, 2005. The decrease in revenue was impacted primarily by decreases in hardware sales of $41,856 and software sales of $21,682, offset by increases in maintenance revenue of $45,116 and professional services of $6,107.

Cost of Revenue:
----------------

                                     Three months ended
                                        September 30,                    Change
                                 ---------------------------   ---------------------------
                                     2006           2005          Amount            %
                                 ------------   ------------   ------------   ------------
Software                         $    100,026   $     60,508   $     39,518           65.3
Maintenance                           108,833         40,891         67,942          166.2
Professional services                  56,160         28,699         27,461           95.7
Hardware                               66,951         87,746        (20,795)         (23.7)
                                 ------------   ------------   ------------   ------------
Total cost of revenue            $    331,970   $    217,844   $    114,126           52.4
                                 ============   ============   ============   ============

The increase in cost of revenue is primarily due to the following reasons:

    o Questa related cost of revenue was $101,715 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

    o Cost of revenue from products and services prior to the acquisition increased due to higher personnel costs, data center utilities, and bandwidth costs of $27,543, offset by a decrease in hardware costs of $20,795 which was directly related to lower hardware sales.

Operating Expenses:
-------------------

                                     Three months ended
                                        September 30,                    Change
                                 ---------------------------   ---------------------------
                                     2006           2005          Amount            %
                                 ------------   ------------   ------------   ------------
Sales and marketing              $    132,124   $     47,969   $     84,155          175.4
General and administrative            254,650        122,047        132,603          108.6
Amortization                          148,144        119,866         28,278           23.6
Depreciation                           57,062         35,258         21,804           61.8
                                 ------------   ------------   ------------   ------------
Total operating expenses         $    591,980   $    325,140   $    266,840           82.1
                                 ============   ============   ============   ============

Sales and Marketing:
--------------------

    o Questa related sales and marketing expenses were $24,177 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

    o Sales and marketing costs increased $59,978 over the quarter ended September 30, 2005 primarily as a result of an overall increase in marketing efforts by the addition of outside marketing services of $25,770, printed materials of $4,895, direct mail costs of $8,919, and a related increase in travel costs of $13,775.

General and administrative:
---------------------------

    o Questa related general and administrative expenses were $73,129 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

    o General and administrative costs increased $59,474 over the quarter ended September 30, 2005 primarily as a result of expenses incurred related to investor relations of $43,919 and increased accounting costs of $14,173.

Amortization of intangibles:
----------------------------

    o Questa related amortization expense was $49,983 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

    o Amortization expense for the quarter ended September 30, 2006 decreased $21,705 from the same quarter from the prior year. The decrease in amortization was a result of the completed amortization of a previous acquisition.

Depreciation:
-------------

    o Depreciation related to the Questa acquisition for the period from the acquisition date, August 1, 2006, through September 30, 2006 was $1,800.

    o Depreciation increased $20,004 over the quarter ended September 30, 2005, primarily as a result of additions to our data center in the fourth quarter of 2005 and computer equipment purchased related to ASP contracts.

Other Income (Expense):
-----------------------

                                      Three months ended
                                         September 30,                   Change
                                 ---------------------------   ---------------------------
                                     2006           2005          Amount           %
                                 ------------   ------------   ------------   ------------
Investment income                $      6,465   $      5,425   $      1,040           19.2
Gain on investments                    18,280              -         18,280              -
Interest expense                      (33,522)        (1,995)       (31,527)       1,580.3
                                 ------------   ------------   ------------   ------------
Total other income (expense)     $     (8,777)  $      3,430   $    (12,207)        (355.9)
                                 ============   ============   ============   ============

    o We realized a gain on investments during the third quarter ended September 30, 2006, as a result of securities that were sold to provide the cash portion of our investment in Questa.

    o Interest expense increased as a result of the Company incurring $1,725,067 in debt to acquire Questa.

Provision for Income Taxes: For the quarter ended September 30, 2006, we recorded a deferred tax expense of $29,521 based on our pretax income of $86,826 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2006. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue:
--------

                                      Nine months ended
                                         September 30,                   Change
                                 ---------------------------   ---------------------------
                                     2006           2005          Amount           %
                                 ------------   ------------   ------------   ------------
Software                         $    649,519   $    379,544   $    269,975           71.1
Maintenance                         1,186,512        858,036        328,476           38.3
Professional services                 412,481        227,821        184,660           81.1
Hardware                              192,919        241,613        (48,694)         (20.2)
                                 ------------   ------------   ------------   ------------
Total revenue                    $  2,441,431   $  1,707,014   $    734,417           43.0
                                 ============   ============   ============   ============

The increase in revenue is primarily due to the following reasons:

    o Questa related revenue was $363,502 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

    o Revenue from products and services prior to the acquisition increased $370,915 to $2,077,930 from $1,707,014 for the nine months ended
        September 30, 2005. The increase in revenue was due to increases in software sales of $124,417, maintenance revenue of $185,985, and professional services of $109,207, offset by a decrease in hardware sales of $48,694.

    o The increases in our revenue are attributable to the current economic strength in the petroleum production industry.

Cost of Revenue:
----------------

                                 Nine months ended
                                   September 30,                     Change
                            ---------------------------   ----------------------------
                                2006           2005          Amount             %
                            ------------   ------------   ------------    ------------
Software                    $    274,603   $    144,091   $    130,512            90.6
Maintenance                      226,274        117,204        109,070            93.1
Professional services            103,013         63,868         39,145            61.3
Hardware                         158,578        179,227        (20,649)          (11.5)
                            ------------   ------------   ------------    ------------
Total cost of revenue       $    762,468   $    504,390   $    258,078            51.2
                            ============   ============   ============    ============

The increase in cost of revenue is primarily due to the following reasons:

     o Questa related cost of revenue was $101,715 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

     o Cost of revenue from products and services prior to the acquisition increased $156,363 corresponding to the overall increase in sales.

     o Cost of software sales increased $100,263 in relation to higher sales volume primarily due to higher commission costs of $59,893 and an increase of $41,953 related to sales of software products we purchase from other vendors.

     o Cost of maintenance increased $63,591 primarily due to increased bandwidth costs of $25,667, an increase in equipment rental costs of $9,978, and higher salaries of $27,090.

     o Cost of professional services increased $13,158 in line with the increase in professional services revenue.

Operating Expenses:
-------------------

                                 Nine months ended
                                   September 30,                     Change
                            ---------------------------   ----------------------------
                                2006           2005          Amount             %
                            ------------   ------------   ------------    ------------
Sales and marketing         $    271,161   $    195,494   $     75,667            38.7
General and administrative       555,459        351,223        204,236            58.1
Amortization                     344,467        359,598        (15,131)           (4.2)
Depreciation                     159,499        101,362         58,137            57.4
                            ------------   ------------   ------------    ------------
Total operating expenses    $  1,330,586   $  1,007,677   $    322,909            32.0
                            ============   ============   ============    ============

Sales and marketing:
--------------------

     o Questa related sales and marketing expenses were $24,177 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

     o Sales and marketing costs increased $51,490 over the nine months ended September 30, 2005 primarily as a result of an increase in outside marketing services of $44,487, printed materials of $4,895, direct mail costs of $8,919, and a related increase in travel costs of $15,252 offset by a decrease in trade show expenditures of $19,959.

General and administrative:
---------------------------

     o Questa related general and administrative expenses were $73,129 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

     o General and administrative costs increased $131,107 over the nine months ended September 30, 2005 as follows:

          o    investor relations of $47,300,

          o accounting costs $31,363 indirectly related to the Questa acquisition,

          o    salaries of $16,667,

          o    training costs of $8,285,

          o    office expense $9,119,

          o    computer maintenance $5,259, and

          o    web services $10,191.

Amortization of intangibles:
----------------------------

     o Questa related amortization expense was $49,983 for the period from the acquisition date, August 1, 2006, through September 30, 2006.

     o Amortization expense for the nine months ended September 30, 2006 decreased $65,114 from the same period last year. The decrease in amortization was a result of the completed amortization of a previous acquisition.

Depreciation:
-------------

     o Depreciation related to the Questa acquisition for the period from the acquisition date, August 1, 2006, through September 30, 2006 was $1,800.

     o Depreciation increased $56,337 over the nine moths ended September 30, 2005, primarily as a result of additions to our data center in the fourth quarter of 2005 and computer equipment purchased related to ASP contracts.

Other Income (Expense):
-----------------------

                                 Nine months ended
                                   September 30,                     Change
                            ---------------------------   ----------------------------
                                2006           2005          Amount             %
                            ------------   ------------   ------------    ------------
Investment income           $     18,770   $     14,319   $      4,451            31.1
Gain on investments               18,022         (1,689)        19,711         1,167.0
Interest expense                 (39,212)        (5,501)       (33,711)          612.8
                            ------------   ------------   ------------    ------------
Total other income
 (expense)                  $     (2,420)  $      7,129   $     (9,549)         (133.9)
                            ============   ============   ============    ============

     o Investment income was up slightly for the nine months ended September 30, 2006 due to higher interest rates and higher invested balances.

     o We realized a gain on investments during the third quarter ended September 30, 2006, as a result of securities that were sold to provide the cash portion of our investment in Questa.

     o Interest expense increased as a result of the Company incurring $1,725,067 in debt to acquire Questa.

Provision for Income Taxes: For the nine months ended September 30, 2006, we
---------------------------
recorded a deferred tax expense of $117,625 based on our pretax income of $345,957 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2006. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and marketable securities at September 30, 2006 were $713,501 compared with $683,223 at September 30, 2005. Cash and cash equivalents and marketable securities at December 31, 2005 were $697,576. Cash flows for the third quarter of 2006 were impacted positively by cash we collect from recurring maintenance agreements, software, and hardware sales. These cash flows were offset by the Questa acquisition, additions to software development costs and purchases of computer equipment.

Cash flows from Operating Activities:
-------------------------------------

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided cash flows of $1,013,062 and $643,775 for the nine months ended September 30, 2006 and 2005, respectively.

The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but it will be impacted by fluctuations in software and hardware sales and debt service requirements.

Cash Flows from Investing Activities:
-------------------------------------

Net cash used in investing activities for the nine month period ended September 30, 2006 of $2,349,599 consisted of capitalized software development costs of $499,143, purchases of computer equipment of $141,631, and $1,776,095 for the acquisition of Questa, less net marketable securities sold of $67,270.

Net cash used in investing activities for the nine month period ended September 30, 2005 of $697,878 included $433,953 in capitalized software development costs, purchases of computer equipment of $111,995, and net marketable securities purchased of $151,930.

Cash Flows from Financing Activities:
-------------------------------------

Net cash provided from financing activities for the nine month periods ended September 30, 2006 was $1,404,507. Cash was provided by a line-of-credit for $145,067, issuance of long-term debt of $476,500 to a financial institution, and issuance of a note payable to stockholders of $823,500. Cash was applied to a short-term debt, capital lease obligations and long-term debt totaling $40,560.

Net cash used in financing activities for the nine month periods ended September 30, 2005 was $24,758 was for principal payments on capital lease obligations and notes payable.

Working Capital:
----------------

At September 30, 2006 we had a working capital deficit of $39,612 down from a positive working capital position of $255,446 at December 31, 2005. The decrease in working capital is attributable primarily to cash used in investing activities of $1,776,095 for the acquisition of Questa, less $145,067 from the issuance of a short-term note, $476,500 from the issuance of a note to a financial institution, and a note payable issued to stockholders for $823,500. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

STOCK OPTIONS

2000 STOCK COMPENSATION PLAN

The 2000 Stock Compensation Plan authorizes the grant of up to 1,500,000 of the Company's common stock in the form of incentive stock options ("ISOs"), and, the plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the plan may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the plan. At the discretion of the Compensation Committee, any option may include a "reload" feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

NONQUALIFIED STOCK OPTIONS

As previously indicated under Long-Term Debt, Robert C. Shreve, Jr., the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant up to $676,500 of the Company's obligations under the Term Loan and the Revolving Loan for the Questa acquisition. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance.

The Company also issued, as consideration for providing a loan agreement and promissory note in connection with the Questa acquisition, common stock options to purchase 274,500 shares of common stock of the Company to two stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance.

The Nonqualified Stock Option Agreement provides that the option price is $0.505, and the optioned shares are fully vested and fully exercisable. The option period commences on August 16, 2006 and expires on August 16, 2013, unless earlier terminated by the grantee's termination of service, death, disability, failure to pay the exercise price, or makes an assignment of the option without written consent of the Company. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the option shall pertain to and apply to the securities or rights to which a holder of the number of shares of common stock subject to this option would have been entitled. The option may be canceled by the Company, in its sole discretion, as of the effective date of any change of control, merger, consolidation or share exchange, or any issuance of bonds, debentures, preferred or preference stocks ranking prior to or otherwise affecting the common stock, or the rights thereof, or of any proposed sale of all or substantially all of the assets of the Company, or of any dissolution or liquidation of the Company, by either: (i) giving notice to grantee of its intention to cancel the optioned shares for which the issuance of shares of common stock involved payment by grantee for such shares and, permitting the purchase during the 30 day period next preceding such effective date of any or all of the shares of common stock subject to this option; or (ii) paying grantee an amount equal to a reasonable estimate of the difference between the net amount per share payable in such transaction or as a result of such transaction.

Information regarding stock option transactions for the nine months ended September 30, 2006 is summarized below:

                                                                                      Weighted
                                                                     Weighted         Average
                                                                     Average         Remaining
                                                                     Exercise       Contractual
                                                    Options           Price         Term (years)
                                                --------------    --------------   --------------
Options outstanding at beginning of year                56,808    $        1.250
Options granted                                      1,291,000    $        0.505
Options exercised                                            -                 -
Options forfeited                                      (48,331)   $        0.772
                                                --------------    --------------
Options outstanding at September 30, 2006            1,299,477    $        0.528             7.51
                                                ==============    ==============   ==============
Options exercisable at September 30, 2006            1,039,477    $        0.533             6.89
                                                ==============    ==============   ==============

The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $41,594, which is expected to be recognized over a period of 3 years. There were no stock options exercised during the three and nine months ended September 30, 2006.

Information regarding stock options outstanding as of September 30, 2006 is summarized below:

                                   Options Outstanding                 Options Exercisable
                       ------------------------------------------   ---------------------------
                                        Weighted
                                         Average       Weighted                      Weighted
                                        Remaining      Average                       Average
                                       Contractual     Exercise                      Exercise
Exercise Price            Options     Life (years)      Price          Options        Price
--------------------   ------------   ------------   ------------   ------------   ------------
1.250                        39,477           4.00          1.250         39,477          1.250
0.505                       260,000          10.00          0.505              -          0.505
0.505                     1,000,000           7.00          0.505      1,000,000          0.505

STOCK-BASED COMPENSATION:
-------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") for stock-based compensation plans. Under SFAS No. 123R, all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of income over the requisite service period.

The Company adopted SFAS No. 123R using a modified prospective application in compliance with the revised implementation date on January 1, 2006. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

The weighted-average fair value of options granted during the three and nine months ended September 30, 2006 was $0.40 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 122.1%, a weighted average expected term of 4.18 years, and an expected forfeiture rate of 67% based on the Company's historical experience. The volatility was determined based on the historic volatility of the Company's stock for the length of the expected term of the options.

Share-based compensation expense included in general and administrative expenses and share-based interest expense for options issued in connection with the stockholder debt and debt issuance costs recognized for the three and nine months ended September 30, 2006 are as follows:

                                                       Three months ended       Nine months ended
                                                         September 30,             September 30,
                                                     ----------------------   ----------------------
                                                       2006          2005       2006         2005
                                                     ---------    ---------   ---------    ---------
Operating expenses:
  General and administrative                         $   3,577    $       -   $   3,577    $       -
Other income (expense):
  Interest expense                                      10,788            -      10,788            -
                                                     ---------    ---------   ---------    ---------
    Share-based compensation expense before taxes       14,365            -      14,365            -
Related income tax benefits                             (4,884)           -      (4,884)           -
                                                     ---------    ---------   ---------    ---------
    Share-based compensation expense, net of taxes   $   9,481    $       -   $   9,481    $       -
                                                     =========    =========   =========    =========

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2006, the Company issued 200,000 shares of its common stock to the sellers of Questa, in connection with the execution of a Stock Purchase Agreement to acquire Questa Software Systems, Inc. The Company entered into a Stock Buyback Agreement with the Sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the Sellers the right and option to sell to the Company all or any portion of the Shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share.

In connection with the Bank Loan Agreement, Robert C. Shreve, Jr., the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company's obligations under the Term Loan and the Revolving Loan. As consideration for providing this guaranty, on August 16, 2006, the Company issued options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance.

As consideration for providing the a loan agreement and a promissory note, on August 16, 2006, the Company issued options to purchase 274,500 shares of common stock of the Company to two stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance.

On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to each of the sellers of Questa in the amounts of $120,000 and $160,000. Accrued and unpaid interest on the Seller Promissory Notes is payable for a period of five years following the date of the note in twenty quarterly installments commencing on September 30, 2006 and continuing on the last day of each third calendar month. Thereafter, principal and accrued interest on the notes is payable in twelve equal quarterly installments commencing on the fifth anniversary of the notes, and continuing thereafter on the last day of each third calendar month, with the final installment of the unpaid principal balance and all accrued and unpaid interest due eight years from the date of the notes.

The outstanding principal balances of the Seller Promissory Notes are convertible, at the option of the holders, in whole or in part and at any time or from time to time, into shares of common stock of the Company at a conversion price of $3.50 per share, as adjusted from time to time for stock splits, combinations, stock dividends and other similar events.

The Seller Promissory Notes may be prepaid at the Company's option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance. The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2006 the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the the quarter ended September 30, 2006.

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

                                                   AVATAR SYSTEMS, INC.


Dated: December 18, 2006                           By: /s/ROBERT C. SHREVE, JR.
                                                       -------------------------
                                                       Robert C. Shreve, Jr.
                                                       Chief Executive Officer
                                                       Chief Financial Officer