Form 10KSB
period 2006-12-31
AVATAR SYSTEMS INC
filed 2007-04-17
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER: 000-32925

AVATAR SYSTEMS, INC.
(Name of Small Business Issuer Specified in Its Charter)

Texas	75-2796037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2801 Network Blvd., Suite 210, Frisco, Texas	75034
(Address of principal executive offices)	(Zip Code)

(972) 720-1800
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
$.001 Par Value Common Stock

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	☐	No	☒

          The Issuer’s revenue for its most recent fiscal year was $3,655,453.

          The aggregate market value of the shares held by non-affiliates was approximately $930,600 based upon the last trade price of $1.10 per share of Common Stock on the OTC Bulletin Board as of April 12, 2007.

          As of April 12, 2007, 9,038,152 shares of the Issuer’s $0.001 par value common stock were outstanding.

          The following documents are incorporated by reference: None

          Transitional Small Business Disclosure Format (Check one):

Yes	☐	No	☒

i

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

          On August 18, 2006, the Company acquired all the outstanding common stock of Questa Software Systems, Inc. (“Questa”) pursuant to a Stock Purchase Agreement.  Questa, located in Midland, Texas, was engaged in the development of accounting software for the petroleum production industry.  The purchase price was approximately $2.24 million, subject to certain post-closing adjustments based on Questa’s actual working capital as of the closing date.

          The acquisition of Questa provides for economies of scale to be achieved by eliminating redundant expense items including major development costs, solidifies our recurring maintenance revenue stream, and increases the professional capacity of our human resources.

          Operating results of Questa have been included in the Company’s financial statements since August 1, 2006, when the Company assumed the risk of loss for Questa’s operations, by recording the transaction from that date directly in the accounts of the Company.

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

          Our principal executive offices are located at 2801 Network Boulevard, Suite 210, Frisco, Texas 75034, and our telephone number is (972) 720-1800.

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

          The computer infrastructure within the petroleum industry has been allowed to age beyond what is traditionally considered the useful life span of many of its component elements.  The challenges facing the petroleum industry are how to take advantage of the anticipated increase in demand, confront the problem of aging IT infrastructure, and deal with the ongoing attrition of the work force.  These challenges will be met by changes in the business processes of oil and gas companies to work with fewer people, make efficient use of technology, and move away from capital-intensive computing systems. The oil industry will become a more streamlined and efficient industry based upon technology and services, an enterprise wide resource solution, supplied through application service providers (“ASP”).  These ASP’s will offer enhanced outsourcing capabilities including not only applications, but through professional services including consulting, implementation, integration, software and industry training.

     Narrative Description of Business

     Products

          Avatar provides the petroleum industry with solutions for accounting/financial management, production and land management, oil and gas marketing and electronic data exchange on both a licensed basis and as an (ASP).

          We provide technology products and services to support the ongoing management of an upstream petroleum business and to facilitate the processing of oil and gas transactions through the back office systems of buyers, sellers, and traders.  We offer a full line of accounting, resource management, and document management software for the petroleum industry through our Avatar400, Petroware2000, Integra Energy and ISYNERGY product lines.  Our products offer a variety of applications specific to the accounting, billing, financial analysis, document management and land, royalty and production management functions of a petroleum company.

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

     Integra Energy

          The Integra Energy Management Software System provides accounting, land, production, field capture and drilling operations software for domestic oil & gas operators, investors, and drilling companies.  The 32-bit Microsoft Windows compliant product utilizes industry standard high performance relational database technology to bring companies flexible, fully integrated solutions that adapt and improve with advances in technology.  Comprehensive support for EDI, eCommerce and EFT are incorporated into the products via uploads, downloads and support for industry standard data exchange and interfaces for CDEX, JIBE, CODE, GRADE, IHS/PI/Dwights, Aries, GeoGraphix, Federal and State electronic filing.  Integra’s extended database technology supports multiple database platforms including but not limited to the following:  Microsoft SQL Server, Oracle and IBM DB2.Avatar400

          Avatar 400 provides a comprehensive accounting system, which delivers real time information from the database to users.  This product takes advantage of the scalability and security of the IBM AS400 line of servers and utilizes the advanced features of IBM technology allowing energy customers to obtain accurate and timely information.  Avatar400, which was designed primarily for use by major petroleum companies, provides an extensive array of data elements and multiple sorting capabilities.  It automatically generates a host of reports, including lease/well management reports, financial reports and accounting reports.  Avatar400 offers a complete selection of real-time accounting software modules which include general ledger, accounts payable, accounts receivable, revenue accounting, joint interest billing, partnership accounting, depletion (cost & statutory), fixed assets (GAAP & tax), budgeting and revenue accrual.  Additionally, our Avatar400 product provides functionality for production management, oil and gas marketing, field inventory and data exchange interfaces between accounting and engineering systems.

     ASP Products

          Our Petroware, Integra, and RAPID, or Remote Access Private Integrated Datalink ASP systems deliver enterprise resource solutions to petroleum companies on a worldwide basis.  Our ASP products were developed to reduce the high costs of oil and gas accounting software ownership.  Users remotely connect to our IBM AS400 or Citrix farm servers on a subscription basis, thereby, eliminating the need for expensive in-house hardware solutions, software purchases, and eventual upgrades.  Our ASP solutions provide access to high availability, secure, fast processing servers for a limited monthly expenditure and reduce, or eliminate, the need for expensive in-house information technology personnel.

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

          Growth Strategy

     Leveraging Existing Customer Relationships

          We have an installed base of more than 600 customers.  Existing customers expanding or upgrading their information solutions provide us with a market for additional software solutions and services. The majority of our revenues are generated from existing customers.

     Developing and Enhancing New Technologies

          Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange.  During fiscal 2007, our product development efforts will include rollout of production /land modules for our Petroware2000 product, DASHBOARD, and further integration of imaging functionality in our Petroware2000, Integra, and AS400 products.

     Pursuing Acquisitions and Strategic Alliances

          We have successfully completed three acquisitions since 1996.  We will continue to evaluate potential acquisitions of other companies or technologies to further expand our solutions, services, or market penetration.  In addition, as we expand in our markets, we intend to enter into additional sales and marketing strategic alliances in such markets.  We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

     Expanding ASP Hosting Business

          We have offered our AS400 RAPID ASP services since 1999.  We began offering our Petroware2000 product as an ASP service in early 2004.  Our ASP offerings allow customers to free up resources to concentrate on their core competencies and strategic projects. The ASP business model provides us with a growing source of recurring revenue.  Our ASP hosting centers allows us to meet customer demands as well as offer off-site backup and disaster recovery capabilities to our customers.

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

          Our web site (www.avatarsystems.net) provides customer leads and promotes our products and services over the Internet.  Our web site is also used to provide current customers information on new products and services, training dates and Company sponsored seminars.

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

     Customers

          The Company had no customers that accounted for more than 10% of revenue during the year ended December 31, 2006 or 2005.

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

     Licenses, Franchises, Concessions, Royalty Agreement, Patents, Trademarks or Labor Contracts

          Our success depends significantly upon our proprietary technology.  We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights.  We hold copyrights and trademarks to all of our products including, Avatar400, RAPID, Petroware2000, Integra, and Petroware Version 6.  We generally enter into confidentiality agreements with our employees and with our resellers and customers.  We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.  Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information.

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

     Regulatory and Environmental Matters

          Few laws or regulations are currently directly applicable to our access to or our conducting business on the Internet.  However, because of the Internet’s popularity and increasing use, new laws and regulations may be adopted.  Such laws and regulations may cover issues such as; user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.  Currently, we do not need any governmental approval for our products or services.

          In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws.  These laws may impose additional burdens on our business.  The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenue from electronic commerce or otherwise adversely affect our business, financial condition, and operating results.

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

     Product Development

          Our capitalized software development costs have been focused on the development of our Avatar400, Petroware2000 and Integra products.  We capitalize software development costs applicable to each product after technological feasibility has been established until the product is released to the market.  In 2006 and 2005, our product development expenditures were $754,852 and $628,644, respectively.

     Employees

          As of  December 31, 2006, we had 23 employees, of which 1 was engaged in professional services, 14 in product development and customer support, 4 in sales and marketing, 3 in finance and administration and 1 in information technology.  We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.  Our success depends, to a significant extent, upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement.  We believe that our employee relations are strong.

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

WE MUST CONTINUE TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS.

          The market for our products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the future needs of our target markets and to respond to these changing standards and practices. We may not be successful in developing, introducing and marketing new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in client dissatisfaction and delay or loss of product revenue.  If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.  In addition, our ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, such as Microsoft Corporation, IBM and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, our business could be seriously harmed.  Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released.  Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE CUSTOMER CONFIDENCE IN THE RELIABILITY OF OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION.

          There are a number of circumstances that can lead to a customer having an unsatisfactory experience with our solutions.

          Some of our products and services require our customers to access our web site through the Internet.  To do so, they must be connected to the Internet and have sufficiently current hardware, operating system software, web browsers and other software. Because of the complex nature of software and hardware and the rapidly evolving nature of technology, a customer’s system may become incompatible with our products or services.  As a result, a customer may be unable to access our products or services or their access may be interrupted or delayed while using our products or services.

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

Item 2. Description of Properties

          The Company leases its 6,192 square foot facility at 2801 Network Boulevard, Suite 210, Frisco, Texas, 75034.  The lease for the corporate office was entered into on July 29, 2005 for a one hundred twenty-month lease term commencing on November 1, 2005 and expiring on October 31, 2015.

          As part of the acquisition of Questa, the Company assumed the lease of a 7,197 square foot facility at 10 Desta Drive, Suite 250 West, Midland, Texas 79705.  The original lease for the Midland facility was entered into on November 14, 2005 for a seventy-five month lease term commencing on January 1, 2006 and expiring on March 31, 2012.

          The Company leases a 1,496 square foot facility at 6 Desta Drive, Suite 3350, Midland, Texas 79705.  The lease for the Midland facility was entered into on June 1, 2006 for a twelve-month lease term commencing on October 1, 2006 and expiring on September 30, 2007.

          The Company leases a 250 square foot facility at 1901 Rickety, Suite 216, Tyler, Texas.  The lease for the Tyler facility was entered into on June 23, 2006 for a twelve-month lease term commencing on July 1, 2006 and expiring on June 30, 2007.

Item 3. Legal Proceedings

          From time to time, we are involved in litigation incidental to the conduct of our business.  We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

          Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001.  On November 5, 2001, our Registration Statement on Form 10-SB became effective and our stock was approved for trading on December 19, 2001, on the NASD OTC Bulletin Board.  During 2006, there was only nominal trading in the shares of our common stock.  No assurance can be given that an active market will exist for our common stock in the future.  On April 12, 2007, the last date reported for our common stock, the closing bid price was $1.05 and the closing ask price was $1.15.  Our trading symbol is AVSY.OB.

     Holders

          As of April 12, 2007, the Company had approximately 450 shareholders of record, its common stock had a closing bid price of $1.05 per share, and a closing ask price of $1.15 per share.

     Dividends

          We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the near future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

     Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,276,477	$0.528	1,223,523

Total	1,276,477	$0.528	1,223,523

          See Note 5 in the accompanying notes to the financial statements for a description of the 2000 Stock Compensation Plan and other Non-Qualified Stock Options.

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

     1. Critical Accounting Policies and Estimates

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

          Marketable Securities

          Marketable securities at December 31, 2006 and 2005 consisted of corporate equities.  SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost.  The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date.  As of December 31, 2006 and 2005, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income or loss within the stockholders’ equity section of the accompanying balance sheets.  The cost of marketable equity securities sold is determined on a specific identification basis.  The fair value of marketable equity securities is based on quoted market prices.

          Software Development Costs

          The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred.  After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers.  The Company capitalized $754,852 and $628,644 of software development costs during the years ended December 31, 2006 and 2005, respectively.  Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period that approximates the estimated economic life of the products, which historically has been seven years.  The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.  No charge was recorded in 2006 or 2005 for unamortized software costs that exceeded the net realizable value.  Amortization of capitalized developed software charged to expense was $406,049 and $390,120 for the years ended December 31, 2006 and 2005, respectively.

          Impairment of Long-Lived Assets

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows.  During the years ended December 31, 2006 and 2005, the Company recorded no impairment charges.

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

          Hardware sales are recorded as revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.  Revenue is recognized when title and/or risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  Revenue is recognized under the gross method in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principle vs. Net as an Agent.  As such, revenue includes the value of the product sold.

          Stock-based Compensation

          On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.  Accordingly, the financial statements as of December 31, 2006 and 2005, and for the years then ended have not been restated to reflect the impact of SFAS No. 123(R).  For the twelve months ended December 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $7,341.

          Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards.

          Inflation

          We do not believe that inflation has materially affected our results of operations.

     2. Acquisition

          On August 18, 2006, the Company acquired all the outstanding common stock of Questa Software Systems, Inc. (“Questa”) pursuant to a Stock Purchase Agreement.  Questa, located in Midland, Texas, was engaged in the development of accounting software for the petroleum production industry.  The purchase price was approximately $2.24 million, subject to certain post-closing adjustments based on Questa’s actual working capital as of the closing date.  The $2.24 million purchase price consisted of:

•	cash paid to the Sellers in the aggregate amount of $1,790,634;
•	convertible promissory notes issued to the Sellers in the aggregate amount of $280,000;
•

an aggregate of 200,000 shares of common stock of the Company issued to the Sellers, valued at $0.505 per share in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”; and

•	transaction costs of $67,789.

          In connection with the execution of the Stock Purchase Agreement, the Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006.  Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share.  As a result, these shares have been classified as temporary equity on the balance sheet.

          The acquisition was financed with a term loan from a financial institution in the amount of $476,500, the promissory note to two stockholders in the amount of $823,500, the convertible promissory notes issued to the seller’s in the amount of $280,000 and the issuance of 200,000 shares of common stock of the Company.

          The acquisition of Questa provides for economies of scale to be achieved by eliminating redundant expense items including major development costs, solidifies our recurring maintenance revenue stream, and increases the professional capacity of our human resources.

          Operating results of Questa have been included in the Company’s financial statements since August 1, 2006, when the Company assumed the risk of loss for Questa’s operations, by recording the transaction from that date directly in the accounts of the Company.

          The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$138,116
Computers and software	27,370
Furniture and fixtures	14,379
Purchased software	2,141,702
Current liabilities	(82,144)

$2,239,423

          The following unaudited pro forma information presents the 2006 and 2005 results of operations of the Company as if the acquisition had occurred on January 1, 2005.  The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Year ended December 31,

	2006	2005

	(unaudited)	(unaudited)
Total revenue	$4,721,785	$3,963,647
Net income	$618,452	$562,916
Net income per share:
Basic and diluted	$0.07	$0.06
Weighted average common shares outstanding:
Basic	9,038,152	9,038,152
Diluted	9,278,639	9,232,403

     3. Long-term Debt

          Long-term Debt to Financial Institution

          On August 16, 2006, the Company entered into a Bank Loan Agreement (Loan Agreement) with a financial institution to provide a promissory note term credit facility (Term Loan) for $476,500.

          The Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011.  Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the term maturity date.  The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

          The Term Loan is collateralized by substantially all of the Company’s assets.  The Term Loan may be prepaid or terminated at the Company’s option at anytime without penalty.  The Loan Agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

          In connection with the Loan Agreement, Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of the financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan.

          At December 31, 2006, the Company was not in compliance with certain financial covenants of the Loan Agreement.  The Company has received a waiver of the requirements at December 31, 2006 and for the quarter ending March 31, 2007.  The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

          Note Payable-Stockholders

          On August 16, 2006, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500.  The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

          The promissory note is payable in 53 monthly principal payments of $13,725 beginning on March 5, 2007 and a final payment of the outstanding principal balance on the August 5, 2011.  Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the term maturity date.  The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

          The promissory note is collateralized by substantially all of the Company’s assets and is subordinated to the Term Loan from the financial institution.  The stockholder note payable may be prepaid or terminated at the Company’s option at anytime without penalty.  The loan agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

          As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan.  For the year ended December 31, 2006, $23,690 was recorded as interest expense in the Company’s income statement.

          At December 31, 2006, the Company was not in compliance with certain financial covenants of the loan agreement.  The Company has received a waiver of the requirements at December 31, 2006 and for the quarter ending March 31, 2007.  The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

          Convertible Notes Payable-Stockholders

          On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to the sellers of Questa (the “Seller Promissory Notes”) in the amounts of $120,000 and $160,000.  Accrued and unpaid interest on the Seller Promissory Notes is payable for a period of five years following the date of the note in twenty quarterly installments commencing on September 30, 2006 and continuing on the last day of each third calendar month.  Thereafter, principal and accrued interest on the notes is payable in twelve equal quarterly installments commencing on the fifth anniversary of the notes, and continuing thereafter on the last day of each third calendar month, with the final installment of the unpaid principal balance and all accrued and unpaid interest due eight years from the date of the notes.

          The outstanding principal balances of the Seller Promissory Notes are convertible, at the option of the holders, in whole or in part and at any time or from time to time, into shares of common stock of the Company at a conversion price of $3.50 per share, as adjusted from time to time for stock splits, combinations, stock dividends and other similar events.

          The Seller Promissory Notes is unsecured and may be prepaid at the Company’s option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance.  The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

     4. Temporary Equity

          On August 18, 2006, the Company issued 200,000 shares of its common stock to the sellers of Questa, in connection with the execution of a Stock Purchase Agreement to acquire Questa.  The Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006.  Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share.  The shares were valued at $0.505 per share in accordance with EITF 99-12, and because of the potential obligation to repurchase the shares on August 18, 2011, the shares were recorded as temporary equity in accordance with EITF Topic No. 98, Classification and Measurement of Redeemable Securities.

     5. Stock Options

     2000 Stock Compensation Plan

          The 2000 Stock Compensation Plan authorizes the grant of up to 1,500,000 of the Company’s common stock in the form of incentive stock options (“ISOs”), and, the plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant.  The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant.  Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances.  The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the plan may vest or be exercised.  In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the plan.  At the discretion of the Compensation Committee, any option may include a “reload” feature.  Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“BSOPM”) which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

          The fair value of options that were granted under the 2000 Stock Compensation Plan during the year ended December 31, 2006 was $0.47 per share.  The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%.  The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 137.3%, a weighted average expected term of 6.5 years, and an expected forfeiture rate of 67% based on the Company’s historical experience.  The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options.

          At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $37,830, which is expected to be recognized over a period of 3 years.  There were no 2000 Stock Compensation Plan options exercised during the year ended December 31, 2006.

          Information regarding the 2000 Stock Compensation Plan option transactions for the year ended December 31, 2006 is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	56,808	$1.250	—
Options granted	291,000	$0.505	—
Options exercised	—	—	—
Options forfeited	(71,331)	$0.686	—

Options outstanding at December 31, 2006	276,477	$0.611	8.80

Options exercisable at December 31, 2006	39,477	$1.250	3.78

          Information regarding the 2000 Stock Compensation Plan options outstanding as of December 31, 2006 is summarized below:

	Options Outstanding				Options Exercisable

Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.250	39,477	3.78	1.250	—	39,477	1.250	—
0.505	237,000	9.63	0.505	$67,545	—	0.505	—

     Nonqualified Stock Options

          As previously indicated under Note H, Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan for the Questa acquisition.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.

          The Company also issued, as consideration for providing a loan agreement and promissory note in connection with the Questa acquisition, common stock options to purchase 274,500 shares of common stock of the Company to two stockholders at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.

          The Nonqualified Stock Option Agreement provides that the option price is $0.505, and the optioned shares are fully vested and fully exercisable.  The option period commences on August 16, 2006 and expires on August 16, 2013, unless earlier terminated by the grantee’s termination of service, death, disability, failure to pay the exercise price, or makes an assignment of the option without written consent of the Company.  In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the option shall pertain to and apply to the securities or rights to which a holder of the number of shares of common stock subject to this option would have been entitled.  The option may be canceled by the Company, in its sole discretion, as of the effective date of any change of control, merger, consolidation or share exchange, or any issuance of bonds, debentures, preferred or preference stocks ranking prior to or otherwise affecting the common stock, or the rights thereof, or of any proposed sale of all or substantially all of the assets of the Company, or of any dissolution or liquidation of the Company, by either: (i) giving notice to grantee of its intention to cancel the optioned shares for which the issuance of shares of common stock involved payment by grantee for such shares and, permitting the purchase during the 30 day period next preceding such effective date of any or all of the shares of common stock subject to this option; or (ii) paying grantee an amount equal to a reasonable estimate of the difference between the net amount per share payable in such transaction or as a result of such transaction.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“BSOPM”) which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

          The fair value of non-qualified stock options that were granted during the year ended December 31, 2006 was $0.38 per share.  The fair values of options granted were estimated using the Black-Scholes pricing model with a risk-free interest rate of 4.75%.  The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; expected volatility of 117.7%, and an expected term of 3.5 years.  The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options.

          There were no non-qualified stock options exercised during the year ended December 31, 2006.

          Information regarding non-qualified stock option transactions for the year ended December 31, 2006 is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	—	$—	—
Options granted-Robert C. Shreve, Jr.	451,000	$0.505	—
Options granted-Stockholders	549,000	$0.505	—
Options exercised	—	—	—
Options forfeited	—	$—	—

Options outstanding at December 31, 2006	1,000,000	$0.505	6.63

Options exercisable at December 31, 2006	1,000,000	$0.505	6.63

          At December 31, 2006, the Company had no non-qualified stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock.  Therefore, the intrinsic value is zero on the non-qualified stock options.

          Information regarding non-qualified stock options outstanding as of December 31, 2006 is summarized below:

	Options Outstanding				Options Exercisable

Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

0.505	1,000,000	6.63	0.505	$285,000	1,000,000	0.505	$285,000

     6. Stock Based Compensation

          Effective January 1, 2006, the Company adopted SFAS 123R for stock-based compensation plans.  Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of income over the requisite service period.

          The Company adopted SFAS 123R using a modified prospective application in compliance with the revised implementation date on January 1, 2006.  Under the modified prospective application, prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

          The fair value of each option grant is estimated on the date of grant using the BSOPM, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The weighted-average fair value of options that were granted during the year ended December 31, 2006 was $0.40 per share.  The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates.  The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%.  The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 122.1%, a weighted average expected term of 4.18 years, and an expected forfeiture rate of 67% based on the Company’s historical experience.  The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options.

          Share-based compensation expense included in general and administrative expenses and share-based interest expense for options issued in connection with the stockholder debt and debt issuance costs recognized for the year ended December 31, 2006 were as follows:

Year ended December 31, 2006

Operating expenses:
General and administrative (employee related options)	$7,341
Other income (expense):
Interest expense	43,152

Share-based expense before taxes	50,493
Related income tax benefits	(17,168)

Share-based expense, net of taxes	$33,325

          Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Line-of-Credit.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the BSOPM model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan.  The Company recorded $19,462 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2006.

          The Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500.  The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.  The Company recorded $23,690 as interest expense to reflect the amortization of the unamortized discount on the promissory note payable to the stockholders for the period ended December 31, 2006.

     Pro Forma Information under SFAS 123R for Periods Prior to January 1, 2006

          Prior to the adoption of SFAS 123R, the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.”  Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.  Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share for the year ended December 31, 2005 would not have been impacted because there were no unvested options outstanding and there would have been no unrecognized compensation costs during the period.

     Results of Operations

          Revenue

	Year ended December 31,		Change

	2006	2005	Amount	%

Software	$816,688	$565,948	$250,740	44.3
Maintenance	1,825,639	1,173,333	652,306	55.6
Professional services	686,547	279,865	406,682	145.3
Hardware	326,579	259,258	67,321	26.0

Total revenue	$3,655,453	$2,278,404	$1,377,049	60.4

          Our revenue includes four components: software licensing fees, maintenance, professional services, and hardware.  Our revenues for the year ended December 31, 2006 increased 60.4% to $3,655,453 compared with revenues of $2,278,404 for the year ended December 31, 2005.  Our overall revenues were primarily affected by the acquisition of Questa, which added $853,901 to total revenue from August 1, 2006, the effective date of the acquisition to December 31, 2006.  We also experienced solid growth in our existing products and services with an increase in overall revenue of $523,148, or 23.0%.

          Software

•	Software sales for the year ended December 31, 2006 increased 44.3% to $816,688, which included $280,151 from Questa from the effective date of the acquisition.
•	Software sales for our existing products were down slightly to $536,537. Software sales during 2006 continued to be strong as result of the strength of oil prices in the energy sector.

          Maintenance

•	Maintenance revenue for the year ended December 31, 2006 increased 55.6% to $1,825,639 compared with maintenance revenue of $1,173,333 in 2005.
•	The increase in maintenance revenue related to the Questa acquisition was $349,191 from August 1, 2006 to December 31, 2006.
•	Maintenance revenue for our existing products increased $303,115, a 25.8% increase. Maintenance revenues increased primarily because of our ASP solutions and software sales.

          Professional services

•	Professional service revenue for the year ended December 31, 2005 increased 145.3% to $686,547 compared to $279,865 in 2005.
•

The increase in professional services revenue related to the Questa acquisition was $224,559.  Questa provides a higher percentage of implementation and data conversion services than Avatar has previously provided.

•	Professional services related to the Questa acquisition were higher than projected because of higher sales of Integra and an increase in the professional services billing rate.
•

Professional services related to our existing products also increased 65.1% to $461,988 during 2006 from $279,865 in 2005.  We provided more training and system conversion services related to software sales, including a large implementation of our AS400 software and document management solution.  We completed more installations of ISYNERGY, a document management solution that requires professional implementation and configuration services.

          Hardware

•	Hardware sales for the year ended December 31, 2006 increased 26.0% to $326,579 compared with hardware sales of $259,258 in 2005.
•

Questa was not a reseller of hardware products.  We expect our hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

          Cost of Revenue

	Year ended December 31,		Change

	2006	2005	Amount	%

Software	$324,008	$229,458	$94,550	41.2
Maintenance	388,277	138,900	249,377	179.5
Professional services	161,546	66,320	95,226	143.6
Hardware	266,655	204,771	61,884	30.2

Total cost of revenue	$1,140,486	$639,449	$501,037	78.4

          Our cost of revenue includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales.  Our cost of revenue for the year ended December 31, 2006 increased 78.4% to $1,140,486 compared with $639,449 in 2005.  Cost of revenue as a percentage of total revenue increased to 31.2% for the year ended December 31, 2006 from 28.1% in 2005.  Our overall cost of revenue were primarily affected by the acquisition of Questa, which added $260,689 to total cost of revenue from August 1, 2006, the effective date of the acquisition, to December 31, 2006.

          Software

•	Cost of software sales for the year ended December 31, 2006 increased 41.2% to $324,008, which included $57,774 from Questa from the effective date of the acquisition.
•

Cost of software sales for our existing products increased to $266,234 from $229,458 or 16.0% primarily due to higher commission costs.  We expect an increase in our cost of software sales in the future because of increases in the cost of our database components.

•	Cost of software as a percentage of the related revenue decreased slightly to 39.7% for the year ended December 31, 2006 from 40.5% in 2005.

          Maintenance

•	Cost of maintenance revenue for the year ended December 31, 2006 increased 179.5% to $388,277 compared with $138,900 in 2005.
•	The increase in cost of maintenance revenue related to the Questa acquisition was $148,778 from August 1, 2006 to December 31, 2006.
•

Cost of maintenance revenue for our existing products increased $100,599 or 72.4%.  Cost of maintenance revenue increased due to higher personnel costs, data center utilities, and bandwidth costs.  These costs increased in relation to higher revenues from ASP services.

•	Cost of maintenance as a percentage of the related revenue increased to 21.3% for the year ended December 31, 2006 from 11.8% in 2005.

          Professional Services

•	Cost of professional services for the year ended December 31, 2006 increased 143.6% to $161,546 compared with $66,320 in 2005.
•	The increase in cost of professional services related to the Questa acquisition was $54,137 from August 1, 2006 to December 31, 2006.
•

Cost of professional services for our existing products increased $41,089, or 62.0%.  The increase in cost of professional services was directly related to the increase in professional services revenue.

•	Cost of professional services as a percentage of the related revenue remained stable at 23.5% for 2006 and 23.7% in 2005.

          Hardware

•	Cost of hardware sales for the year ended December 31, 2006 increased 30.2% to $266,655 compared with $204,771 in 2005.
•	Cost of hardware as a percentage of the related revenue remained relatively stable at 81.7% for 2006 compared to 79.0% 2005.

          Operating Expenses

	Year ended December 31,		Change

	2006	2005	Amount	%

Sales and marketing	$453,411	$277,161	$176,250	63.6
General and administrative	765,484	481,458	284,026	59.0
Amortization	536,057	479,465	56,592	11.8
Depreciation	223,661	148,369	75,292	50.7

Total operating expenses	$1,978,613	$1,386,453	$592,160	42.7

Sales and Marketing

•	Our sales and marketing expenses for the year ended December 31, 2006 increased 63.6% to $453,411 compared with $277,161 in 2005.
•	Sales and marketing expenses related to the Questa acquisition from August 1, 2006 to December 31, 2006 were $45,094.
•

Sales and marketing expenses related to our existing business increased to $408,317 from $277,161 in 2005.  The increase in sales and marketing expenses was related primarily an increase in marketing efforts by the addition of outside marketing services, printed materials, direct mail costs, and a related increase in travel costs.

•	Sales and marketing expenses as a percentage of total revenues remained stable at 12.4% for 2006 compared with 12.2% for 2005.

General and Administrative

•	Our general and administrative expenses for the year ended December 31, 2006 increased 59.0% to $765,484 compared with $481,458 in 2005.
•	General and administrative expenses related to the Questa acquisition from August 1, 2006 to December 31, 2006 were $86,125.
•

General and administrative expenses for our existing business increased 41.1% to $679,359 from $481,458 in 2005.  General and administrative costs increased primarily due to higher internal accounting costs incurred related to the Questa acquisition, higher outside auditing costs, and an increase in investor relations expenses.

•	General and administrative expenses as a percentage of total revenues remained stable at 20.9% for the year ended December 31, 2006, compared with 21.1% in 2005.

Amortization

•	Amortization expense increased 11.8% to $536,057 for the year ended December 31, 2006 from $479,465 in 2005.
•	The increase in amortization expense related to the acquisition of Questa was $127,482.
•

Amortization expense as a percentage of total revenue decreased to 14.7% in 2006 compared with 21.0% in 2005.  The increase in amortization expense of $127,482 from the Questa acquisition was offset by a net decrease in amortization of existing amortizable assets due to the completed amortization of a prior acquisition.

Depreciation

•	Depreciation expense increased 50.7% to $223,661 for the year ended December 31, 2006 from $148,369 in 2005.
•	Depreciation expense related to the acquisition of Questa was $5,001.
•

Depreciation increased 47.4% on existing assets to $218,660 from $148,369 in 2005.  The increase is due to additions to our ASP facilities in 2006 and a full year of depreciation on additions we made to our data center in late 2005.

•	Depreciation expense as a percentage of total revenues remained stable at 6.1% in 2006 compared with 6.5% in 2005.

          Other Income (Expense)

	Year ended December 31,		Change

	2006	2005	Amount	%

Investment income	$22,768	$20,259	$2,509	12.4
Gain (loss) on sales of marketable securities	18,022	(10,007)	28,029	280.1
Interest expense	(113,876)	(8,165)	(105,711)	1,294.7

Total other income (expense)	$(73,086)	$2,087	$(75,173)	(3,602.0)

Investment Income

•

Investment income was $22,768 for the year ended December 31, 2006 compared to $20,259 in 2005.  The increase in investment income was due to higher short-term interest rates offset by lower invested balances after we completed the Questa acquisition.

Gain (loss) on sales of marketable securities

•

We realized a gain on investments of $18,022 during the year ended December 31, 2006.  The gain was realized when we liquidated investments that we had earmarked for acquisitions.  We sold the investments to complete the Questa acquisition.

•

For the year ended December 31, 2005, we realized a loss of $10,007 on investments in mutual bond funds that were sold due to their longer terms of maturity so that our investment positions would benefit from rising short-term rates.

Interest Expense

December 31, 2006 interest expense was as follows:

	Stated Interest on Notes	Discount Amortization	Financing Cost Amortization	Total Interest Expense

Line of credit	$5,077	$—	$—	$5,077
Capital lease obligations	9,949	—	—	9,949
Long-term promissory notes	18,661	—	19,462	38,123
Notes payable-stockholders	28,411	23,690	—	52,101
Convertible Notes payable-stockholders	4,200	—	—	4,200
Other	4,426	—	—	4,426

Total interest expense	$70,724	$23,690	$19,462	$113,876

          December 31, 2005 interest expense was as follows:

	Stated Interest on Notes	Discount Amortization	Financing Cost Amortization	Total Interest Expense

Capital lease obligations	$6,292	—	—	$6,292
Long-term promissory notes	1,715	—	—	1,715
Other	158	—	—	158

Total interest expense	$8,165	$—	$—	$8,165

          Provision for Income Taxes

•

For the year ended December 31, 2006, we recorded a deferred tax expense of $157,511 based on our pretax income of $463,268 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2006.  The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

     Liquidity and Capital Resources

          Our cash and cash equivalents and marketable securities at December 31, 2006 were $717,162 compared with $697,576 at December 31, 2005.  Cash flows for the year ended December 31, 2006 were impacted positively by cash we collected from recurring maintenance agreements, software, and hardware sales.  These cash flows were offset by cash paid to effect the Questa acquisition, additions to software development costs and purchases of computer equipment.

          Cash flows from Operating Activities

          Our cash flows from operating activities represent the most significant source of funding for our operations.  Operating activities provided cash flows of $1,324,891 and $1,047,692 for the year ended December 31, 2006 and 2005, respectively.

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

          Cash Flows from Investing Activities

          Net cash used in investing activities for the year ended December 31, 2006 of $2,652,837 consisted of capitalized software development costs of $754,852, purchases of property and equipment of $153,693 and $1,810,548 for the acquisition of Questa, less net marketable securities sold of $66,256.

          Net cash used in investing activities for year ended December 31, 2005 of $1,049,789 included $628,644 in capitalized software development costs, purchases of computer equipment of $292,083, and net marketable securities purchased of $129,062.

          Cash Flows from Financing Activities

          Net cash provided from financing activities for the year ended December 31, 2006 was $1,392,937.  Cash was provided by a line-of-credit for $145,067, issuance of long-term debt of $476,500 to a financial institution, and issuance of notes payable to stockholders of $823,500.  Cash was applied to a short-term debt, capital lease obligations and long-term debt totaling $52,130.

          Net cash used in financing activities for the year ended December 31, 2005 of $31,993 was for principal payments on capital lease obligations and notes payable.

          Working Capital

          At December 31, 2006, we had a working capital deficit of $16,877 down from a positive working capital position of $255,446 at December 31, 2005.  The decrease in working capital is attributable primarily to cash used in investing activities of $1,810,548 for the acquisition of Questa offset by increases in accounts payable of $77,452 and accrued expenses of $44,362.  We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

          Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

     Recent Accounting Pronouncements

          In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The Company adopted SAB 108 in the fourth quarter of 2006 and there was no impact on the Company’s results of operations or financial position.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN No. 48 are effective in fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its results of operations and financial position.

Item 7. Financial Statements

Avatar Systems, Inc.
Index to Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm

Avatar Systems, Inc.

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Avatar Systems, Inc.

We have audited the accompanying balance sheets of Avatar Systems, Inc., as of December 31, 2006 and 2005 and the related statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, Avatar Systems, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ Whitley Penn LLP

Dallas, Texas
April 17, 2007

Avatar Systems, Inc.
BALANCE SHEETS

	December 31,

	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$322,047	$257,056
Marketable securities	395,115	440,520
Accounts receivable	351,570	81,179
Prepaid expenses and other current assets	31,499	34,783
Deferred income taxes	16,853	20,347

Total current assets	1,117,084	833,885
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $489,004 and $265,343, respectively	456,514	438,132
PURCHASED SOFTWARE, net of accumulated amortization of $989,144 and $859,136, respectively	2,014,219	2,526
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,779,122 and $1,373,073, respectively	2,752,417	2,403,614
OTHER ASSETS, net	173,876	10,569

Total assets	$6,514,110	$3,688,726

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$273,504	$121,050
Accrued expenses	161,678	117,316
Line-of-credit	145,067	—
Current maturities of capital lease obligations	32,335	32,562
Current maturities of long-term debt	88,165	8,159
Current maturities of notes payable-stockholders	71,608	—
Deferred revenue	361,604	299,352

Total current liabilities	1,133,961	578,439
DEFERRED INCOME TAXES	587,684	432,705
OTHER LONG-TERM LIABILITIES	93,361	19,377
LONG-TERM DEBT
Long-term capital lease obligations	34,549	24,552
Long-term debt	412,244	23,908
Note payable-stockholders	567,403	—
Convertible notes payable-stockholders	280,000	—

Total long-term debt	1,294,196	48,460

Total liabilities	3,109,202	1,078,981
COMMITMENTS AND CONTINGENCIES	—	—
TEMPORARY EQUITY (See Note M)
Common stock, subject to put rights (200,000 and -0- shares issued and outstanding, respectively)	101,000	—
PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,154,741	1,768,203
Retained earnings	1,130,006	824,249
Accumulated other comprehensive income	10,323	8,455

Total stockholders' equity	3,303,908	2,609,745

Total liabilities, temporary equity and permanent stockholders' equity	$6,514,110	$3,688,726

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,

	2006	2005

Revenue:
Software	$816,688	$565,948
Maintenance	1,825,639	1,173,333
Professional services	686,547	279,865
Hardware	326,579	259,258

Total revenue	3,655,453	2,278,404
Cost of revenue:
Software	324,008	229,458
Maintenance	388,277	138,900
Professional services	161,546	66,320
Hardware	266,655	204,771

Total cost of revenue	1,140,486	639,449

Gross profit	2,514,967	1,638,955
Operating expenses:
Sales and marketing	453,411	277,161
General and administrative	765,484	481,458
Amortization	536,057	479,465
Depreciation	223,661	148,369

Total operating expenses	1,978,613	1,386,453

Operating income	536,354	252,502
Other income (expense):
Investment income	22,768	20,259
Gain (loss) on sales of marketable securities	18,022	(10,007)
Interest expense	(113,876)	(8,165)

Total other income (expense)	(73,086)	2,087

Income before income taxes	463,268	254,589
Deferred income tax expense	157,511	86,459

NET INCOME	$305,757	$168,130
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	12,349	(5,298)
Deferred income tax expense (benefit)	4,199	(1,802)
Reclassification adjustment, net of tax	(6,282)	—

Other comprehensive income (loss)	1,868	(3,496)

Total comprehensive income	$307,625	$164,634

Net income per share:
Basic and diluted	$0.03	$0.02

Weighted average common shares outstanding:
Basic	8,912,065	8,838,152

Diluted	9,252,552	8,838,152

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2006 and 2005

					Accumulated other Comprehensive Income
	Common stock
			Paid-in capital	Retained earnings
	Shares	Amount				Total

Balance at December 31, 2004	8,838,152	$8,838	$1,768,203	$656,119	$11,951	$2,445,111
Net income	—	—	—	168,130	—	168,130
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(3,496)	(3,496)

Comprehensive income	—	—	—	—	—	164,634

Balance at December 31, 2005	8,838,152	8,838	1,768,203	824,249	8,455	2,609,745
Shares issued	200,000	200	100,800	—	—	101,000
Reclassification of temporary equity-common stock subject to put rights	(200,000)	(200)	(100,800)	—	—	(101,000)
Stock options issued related to debt issuance	—	—	379,197	—	—	379,197
Employee stock option compensation expense	—	—	7,341			7,341
Net income	—	—	—	305,757	—	305,757
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	8,150	8,150
Reclassification adjustment, net of tax					(6,282)	(6,282)

Comprehensive income	—	—	—	—	—	307,625

Balance at December 31, 2006	8,838,152	$8,838	$2,154,741	$1,130,006	$10,323	$3,303,908

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2006	2005

Cash flows from operating activities
Net income	$305,757	$168,130
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software costs	536,057	479,465
Non-cash interest expense	44,307	—
Depreciation	223,661	148,369
(Gain) loss on sale of marketable securities	(18,022)	10,007
Stock compensation expense	7,341	—
Deferred income taxes	157,511	86,458
Changes in operating assets and liabilities:
Accounts receivable	(180,150)	64,591
Prepaid expenses and other current assets	3,284	(19,480)
Other assets	(12,905)	(10,569)
Accounts payable	77,452	49,022
Accrued expenses	44,362	23,698
Deferred revenue	62,252	28,624
Other long-term liabilities	73,984	19,377

Net cash provided by operating activities	1,324,891	1,047,692
Cash flows from investing activities
Software development costs capitalized	(754,852)	(628,644)
Purchases of property and equipment	(153,693)	(292,083)
Acquisition of Questa Software Systems, Inc., net of cash acquired	(1,810,548)	—
Purchases of marketable securities	(758,234)	(483,683)
Proceeds from sale of marketable securities	824,490	354,621

Net cash used in investing activities	(2,652,837)	(1,049,789)
Cash flows from financing activities
Proceeds from line-of-credit	145,067	—
Proceeds from long-term debt	476,500	—
Proceeds from notes payable-stockholders	823,500	—
Principal payments on capital lease obligations	(36,829)	(25,199)
Principal payments on long-term debt	(15,301)	(6,794)

Net cash provided by (used in) financing activities	1,392,937	(31,993)

Net increase (decrease) in cash and cash equivalents	64,991	(34,090)
Cash and equivalents at beginning of year	257,056	291,146

Cash and cash equivalents at end of year	$322,047	$257,056

Supplemental disclosure of cash paid for:
Interest	$52,723	$8,165

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$46,600	$18,428

Change in unrealized gain on marketable securities, net of tax	$8,150	$(3,496)

Stock issued in connection with acquisition	$101,000	$—

Debt issued in connnection with acquisition	$280,000	$—

Stock options issued related to debt	$379,197	$—

Purchase of vehicle through issuance of note payable	$—	$33,716

Debt repayment through non-cash asset transfer	$—	$22,479

See accompanying notes to financial statements.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.  At December 31, 2006 and 2005, the uninsured portion of these deposits was approximately $271,000 and $97,000, respectively.  The Company has not incurred any losses related to its uninsured deposits with financial institutions.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Marketable Securities

Marketable securities at December 31, 2006 and 2005 consisted of corporate equities.  SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost.  The appropriate classification of the investments in marketable equity is determined at the time of purchase and re-evaluated at each balance sheet date.  As of December 31, 2006 and 2005, the Company’s marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income or loss within the stockholders’ equity section of the accompanying balance sheets.  The cost of marketable equity securities sold is determined on a specific identification basis.  The fair value of marketable equity securities is based on quoted market prices.  The Company had realized gains of $18,022 and losses of $10,007 related to marketable securities for the years ended December 31, 2006 and 2005, respectively.  Marketable securities held at December 31, 2006 and 2005 have a cost basis of $379,475 and $427,709, respectively.

Software Development Costs

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred.  After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers.  The Company capitalized $754,852 and $628,644 of software development costs during the years ended December 31, 2006 and 2005, respectively.  Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period that approximates the estimated economic life of the products, which historically has been seven years.  The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.  No charge was recorded in 2006 or 2005 for unamortized software costs that exceeded the net realizable value.  Amortization of capitalized developed software charged to expense was $406,049 and $390,120 for the years ended December 31, 2006 and 2005, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows.  During the years ended December 31, 2006 and 2005, the Company recorded no impairment charges.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Hardware sales are recorded as revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.  Revenue is recognized when title and/or risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  Revenue is recognized under the gross method in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principle vs. Net as an Agent.  As such, revenue includes the value of the product sold.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006.  Accordingly, the financial statements as of December 31, 2006 and 2005, and for the years then ended have not been restated to reflect the impact of SFAS No. 123(R).  For the twelve months ended December 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $7,341.

Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards.  See Note R for additional disclosures relating to stock based compensation.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income consists of net income and gains (losses) on available-for-sale marketable securities and is presented in the statements of changes in stockholders’ equity and the statement of income and comprehensive income,.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Common stock equivalents, representing convertible debt and stock options totaling approximately 119,477 and 56,808 share at December 31, 2006 and 2005, respectively, are not included in the dilutive earnings per share as they would be antidilutive.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The Company adopted SAB 108 in the fourth quarter of 2006 and there was no impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN No. 48 are effective in fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN No. 48 on its results of operations and financial position.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B – ACQUISITION

On August 18, 2006, the Company acquired all the outstanding common stock of Questa Software Systems, Inc. (“Questa”) pursuant to a Stock Purchase Agreement.  Questa, located in Midland, Texas, was engaged in the development of accounting software for the petroleum production industry.  The purchase price was approximately $2.24 million, subject to certain post-closing adjustments based on Questa’s actual working capital as of the closing date.  The $2.24 million purchase price consisted of:

•	cash paid to the Sellers in the aggregate amount of $1,790,634;
•	convertible promissory notes issued to the Sellers in the aggregate amount of $280,000;
•

an aggregate of 200,000 shares of common stock of the Company issued to the Sellers, valued at $0.505 per share in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination; and

•	transaction costs of $67,789.

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

The acquisition was financed with a term loan from a financial institution in the amount of $476,500, the Promissory Note to two stockholders in the amount of $823,500, the convertible promissory notes issued to the seller’s in the amount of $280,000 and the issuance of 200,000 shares of common stock of the Company.

The acquisition of Questa provides for economies of scale to be achieved by eliminating redundant expense items including major development costs, solidifies our recurring maintenance revenue stream, and increases the professional capacity of our human resources.

Operating results of Questa have been included in the Company’s financial statements since August 1, 2006, when the Company assumed the risk of loss for Questa’s operations, by recording the transaction from that date directly in the accounts of the Company.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary valuation.  Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$138,116
Computers and software	27,370
Furniture and fixtures	14,379
Purchased software	2,141,702
Current liabilities	(82,144)

$2,239,423

The following unaudited pro forma information presents the 2006 and 2005 results of operations of the Company as if the acquisition had occurred on January 1, 2005.  The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Year ended December 31,

	2006	2005

	(unaudited)	(unaudited)
Total revenue	$4,721,785	$3,963,647
Net income	$618,452	$562,916
Net income per share:
Basic and diluted	$0.07	$0.06
Weighted average common shares outstanding:
Basic	9,038,152	9,038,152
Diluted	9,278,639	9,232,403

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE C – MARKETABLE SECURITIES

At December 31, 2006, marketable securities were summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

Corporate equities mutual fund	$54,475	$15,640	$—	$70,115
Corporate equities preferred stock	325,000	—	—	325,000

	$379,475	$15,640	$—	$395,115

At December 31, 2005, marketable securities were summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

Corporate equities exchange traded index fund	$100,851	$14,200	$—	$115,051
Corporate equities mutual fund	101,087	—	(1,124)	99,963
Corporate equities preferred stock	225,771	—	(265)	225,506

	$427,709	$14,200	$(1,389)	$440,520

The Company’s marketable securities are classified as available-for-sale.  Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets.  Gross realized gains and (losses) on the sales of marketable securities were $18,022 and $(10,007) in 2006 and 2005, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,

	2006	2005

Computer equipment and software	$577,804	$427,856
Furniture and fixtures	104,358	75,294
Leasehold improvements	69,457	54,647
Transportation	33,716	33,716
Telecommunication equipment	16,965	15,344
Assets under capital lease	143,218	96,618

	945,518	703,475
Less accumulated depreciation	489,004	265,343

Property and equipment, net	$456,514	$438,132

During the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $223,661 and $148,369, respectively.  Depreciation expense in 2006 and 2005 also included the depreciation expense on assets recorded under capital leases.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE E – PURCHASED SOFTWARE

Purchased software is summarized as follows:

	December 31,

	2006	2005

Purchased software	$3,003,363	$861,662
Less accumulated amortization	989,144	859,136

Purchased software, net	$2,014,219	$2,526

Purchased software is recorded at cost.  Amortization of purchased software is provided on the straight-line method over 7 years.  During the years ended December 31, 2006 and 2005, the Company recorded amortization expense of $130,008 and $89,345, respectively.

As of December 31, 2006, future purchased software amortization expense is a follows:

Year ending December 31,

2007	$305,957
2008	305,957
2009	305,957
2010	305,957
2011	305,957
Thereafter	484,434

Total future purchased software amortization	$2,014,219

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE F – DEVELOPED SOFTWARE

Developed software is summarized as follows:

	December 31,

	2006	2005

Software development costs	$4,531,539	$3,776,687
Less accumulated amortization	1,779,122	1,373,073

Software development costs, net	$2,752,417	$2,403,614

Developed software is recorded at cost.  Amortization of developed software is provided on the straight-line method over 7 years.  During the years ended December 31, 2006 and 2005, the Company recorded amortization expense of $406,049 and $390,120, respectively.

As of December 31, 2006, future developed software amortization expense is a follows:

Year ending December 31,

2007	$415,187
2008	309,756
2009	253,335
2010	191,643
2011	118,279
Thereafter	112,293

Total future developed software amortization	$1,400,493

Software development costs in process at December 31, 2006 and 2005 were $1,351,924 and $1,045,841, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE G – LINE OF CREDIT

On August 16, 2006, the Company entered into a Bank Loan Agreement (“Loan Agreement”) with a financial institution to provide a Line-Of-Credit facility (“Line-Of-Credit”) for $200,000.

The Line-Of-Credit outstanding principal balance is payable in full in a single payment August 5, 2008.  Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006.  The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

The Line-Of-Credit is collateralized by substantially all of the Company’s assets The Line-Of-Credit may be prepaid or terminated at the Company’s option at anytime without penalty.  The Loan Agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

The outstanding principal balance of the Line-Of-Credit as of December 31, 2006 was $145,067 with the remainder available for future borrowing.

At December 31, 2006, the Company was not in compliance with certain financial covenants of the Loan Agreement.  The Company has received a waiver of the requirements at December 31, 2006 and for the quarter ending March 31, 2007.  The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE H - LONG-TERM DEBT

On August 16, 2006, the Company entered into a Bank Loan Agreement (Loan Agreement) with a financial institution to provide a promissory note term credit facility (Term Loan) for $476,500.

The Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011.  Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the term maturity date.  The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

The Term Loan is collateralized by substantially all of the Company’s assets.  The Term Loan may be prepaid or terminated at the Company’s option at anytime without penalty.  The Loan Agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

In connection with the Loan Agreement, Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of the financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan.

At December 31, 2005, long-term debt consisted of a note payable to GMAC, collaterized by an automobile, bearing interest at 6.99% per annum, payable in forty-eight monthly principal payments of $845, beginning in August 2005 through maturity in July 2009.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Total notes payable at December 31, 2006 were as follows:

	December 31,

	2006	2005

Current portion - auto	$8,748	$8,159
Current portion - term note payable	79,417	—

	88,165	8,159
Term note payable - auto	15,161	—
Term note payable	397,083	23,908

	412,244	23,908

Total long-term notes payable	$500,409	$32,067

Future principal payment requirements on the long-term notes payable at December 31, 2006 were as follows:

Year ending December 31,

2007	$88,165
2008	104,680
2009	101,081
2010	95,300
2011	111,183

Total future principal payment requirements	$500,409

At December 31, 2006, the Company was not in compliance with certain financial covenants of the Loan Agreement. The Company has received a waiver of the requirements at December 31, 2006 and for the quarter ending March 31, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE I – NOTE PAYABLE - STOCKHOLDERS

On August 16, 2006, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500.  The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

The promissory note is payable in 53 monthly principal payments of $13,725 beginning on March 5, 2007 and a final payment of the outstanding principal balance on the August 5, 2011.  Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the term maturity date.  The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

The promissory note is collateralized by substantially all of the Company’s assets and is subordinated to the Term Loan from the financial institution.  The stockholder note payable may be prepaid or terminated at the Company’s option at anytime without penalty.  The loan agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan.  For the year ended December 31, 2006, $23,690 was recorded as interest expense in the accompanying statement of income and comprehensive income statement.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

	Note Face Value December 31, 2006	Unamortized Discount Debt Issuance Costs December 31, 2006	Discounted Face Value December 31 2006

Current portion - note payable stockholders	$137,250	$65,642	$71,608
Note payable - stockholders	686,250	118,847	567,403

Total notes payable - stockholders	$823,500	$184,489	$639,011

Future principal payment requirements on the notes payable - stockholders at December 31, 2006 were as follows:

Year ending December 31

2007	$137,250
2008	164,700
2009	164,700
2010	164,700
2011	192,150

Total future principal payment requirements	$823,500

At December 31, 2006, the Company was not in compliance with certain financial covenants of the loan agreement. The Company has received a waiver of the requirements at December 31, 2006 and for the quarter ending March 31, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE J – CONVERTIBLE NOTES PAYABLE-STOCKHOLDERS

On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to the sellers of Questa (the “Seller Promissory Notes”) in the amounts of $120,000 and $160,000.  Accrued and unpaid interest on the Seller Promissory Notes is payable for a period of five years following the date of the note in twenty quarterly installments commencing on September 30, 2006 and continuing on the last day of each third calendar month.  Thereafter, principal and accrued interest on the notes is payable in twelve equal quarterly installments commencing on the fifth anniversary of the notes, and continuing thereafter on the last day of each third calendar month, with the final installment of the unpaid principal balance and all accrued and unpaid interest due eight years from the date of the notes.

The outstanding principal balances of the Seller Promissory Notes are convertible, at the option of the holders, in whole or in part and at any time or from time to time, into shares of common stock of the Company at a conversion price of $3.50 per share, as adjusted from time to time for stock splits, combinations, stock dividends and other similar events.

The Seller Promissory Notes is unsecured and may be prepaid at the Company’s option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance.  The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

The principal balance outstanding at December 31, 2006 was $280,000.

Future principal payment requirements on the convertible notes payable - stockholders at December 31, 2006 were as follows:

Year ending December 31,

2007	$—
2008	—
2009	—
2010	—
2011	44,308
Thereafter	235,692

Total future principal payment requirements	$280,000

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE K – CAPITAL LEASE OBLIGATIONS

During 2006, the Company entered into various capital lease arrangements for the rental of computer equipment in our ASP hosting facility in the aggregate amount of $46,600.  The lease agreements require monthly payments of principal and interest of approximately $1,370 at interest rates of approximately 14% and mature thirty-six and forty-eight months from the date of the lease in 2009.

During 2005, we entered into a capital lease arrangement for the rental of computer equipment in our ASP hosting facility for $18,428.  The lease agreement requires monthly payments of principal and interest of $718 at an interest rate of approximately 23% and matures on October 1, 2008.

Capital lease obligations at December 31, 2006 were summarized as follows:

	December 31,

	2006	2005

Current portion of capital lease obligations	$32,335	$32,562
Long-term portion of capital lease obligations	34,549	24,552

Total capital lease obligations	$66,884	$57,114

Future minimum capital lease obligations in effect at December 31, 2006 were as follows:

Year ending December 31,

2007	$40,898
2008	23,627
2009	15,289
Less interest	(12,930)

Total future minimum capital lease obligations	$66,884

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE L – LEASE OBLIGATIONS

The Company leases its 6,192 square foot facility at 2801 Network Boulevard, Suite 210, Frisco, Texas, 75034.  The lease for the corporate office was entered into on July 29, 2005 for a one hundred twenty-month lease term commencing on November 1, 2005 and expiring on October 31, 2015.

As part of the acquisition of Questa, the Company assumed the lease of a 7,197 square foot facility at 10 Desta Drive, Suite 250 West, Midland, Texas 79705.  The original lease for the Midland facility was entered into on November 14, 2005 for a seventy-five month lease term commencing on January 1, 2006 and expiring on March 31, 2012.

The Company leases a 1,496 square foot facility at 6 Desta Drive, Suite 3350, Midland, Texas 79705.  The lease for the Midland facility was entered into on June 1, 2006 for a twelve-month lease term commencing on October 1, 2006 and expiring on September 30, 2007.

The Company leases a 250 square foot facility at 1901 Rickety, Suite 216, Tyler, Texas.  The lease for the Tyler facility was entered into on June 23, 2006 for a twelve-month lease term commencing on July 1, 2006 and expiring on June 30, 2007.

Future minimum payments are as follows:

Year ending December 31,

2007	$219,000
2008	205,000
2009	205,000
2010	205,000
2011	205,000
Thereafter	541,000

Minimum future lease payments	$1,580,000

Rent expense under the operating leases was $167,994 and $159,027 for the years ended December 31, 2006 and 2005, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE M – TEMPORARY EQUITY

On August 18, 2006, the Company issued 200,000 shares of its common stock to the sellers of Questa, in connection with the execution of a Stock Purchase Agreement to acquire Questa.  The Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006.  Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share.  The shares were valued at $0.505 per share in accordance with EITF 99-12, and because of the potential obligation to repurchase the shares on August 18, 2011, the shares were recorded as temporary equity in accordance with EITF Topic No. 98, Classification and Measurement of Redeemable Securities.

NOTE N – EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of commons shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements:

	December 31,

	2006	2005

Numerator:
Net income	$305,757	$168,130

Denominator:
Weighted-average shares outstanding:
Basic	8,912,065	8,838,152
Options issued to employees and debtholders	340,487	—

Diluted	9,252,552	8,838,152

Earnings per common share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE O – INCOME TAXES

The Company’s income tax expense in 2006 and 2005 consisted only of deferred taxes.          The Company had no current income tax expense primarily because software development costs are charged to expense for federal income tax purposes and capitalized for financial reporting purposes.

Deferred tax assets and liabilities consist of the following:

	December 31,

	2006	2005

Deferred tax assets
Net operating loss carryforwards	$46,497	$77,212
Purchased software amortization	100,435	95,991
Accrued expenses	22,171	24,702

	169,103	197,905
Deferred tax liabilities
Capitalized software	662,373	543,780
Property and equipment	72,243	62,128
Unrealized gain on marketable securities	5,318	4,355

	739,934	610,263

Net deferred tax liability	$(570,831)	$(412,358)

Net deferred tax asset - current	$16,853	$20,347
Net deferred tax liability - long term	(587,684)	(432,705)

Net deferred tax liability	$(570,831)	$(412,358)

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $137,000, which expire in 2024 and 2025.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE P - RELATED PARTY TRANSACTIONS

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company’s Board of Directors.  Total revenues from that company were $84,774 and $23,446 in 2006 and 2005, respectively.  The Company had $4,447 and $2,035 of accounts receivable at December 31, 2006 and 2005, respectively, related to services performed for that company.

As disclosed in Note I, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500.  The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

Total interest expense on the promissory note recorded by the Company for the period ended December 31, 2006 Company was $52,101.

As disclosed in Note J, the Company issued convertible promissory notes to the sellers of Questa in the amounts of $120,000 and $160,000.  The Company also issued 200,000 shares of its common stock to the sellers of Questa in connection with the execution of a Stock Purchase Agreement to acquire Questa.

Total interest expense on the convertible promissory notes recorded by the Company for the period ended December 31, 2006 was $4,200.

Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan.

The Company recorded $19,462 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2006.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE Q- STOCK OPTIONS

2000 Stock Compensation Plan

The 2000 Stock Compensation Plan authorizes the grant of up to 1,500,000 of the Company’s common stock in the form of incentive stock options (“ISOs”), and, the plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant.  The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant.  Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances.  The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the plan may vest or be exercised.  In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the plan.  At the discretion of the Compensation Committee, any option may include a “reload” feature.  Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“BSOPM”) which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

The fair value of options that were granted under the 2000 Stock Compensation Plan during the year ended December 31, 2006 was $0.47 per share.  The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%.  The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 137.3%, a weighted average expected term of 6.5 years, and an expected forfeiture rate of 67% based on the Company’s historical experience.  The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options.

At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $37,830, which is expected to be recognized over a period of 3 years.  There were no 2000 Stock Compensation Plan options exercised during the year ended December 31, 2006.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Information regarding the 2000 Stock Compensation Plan option transactions for the year ended December 31, 2006 is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	56,808	$1.250	—
Options granted	291,000	$0.505	—
Options exercised	—	—	—
Options forfeited	(71,331)	$0.686	—

Options outstanding at December 31, 2006	276,477	$0.611	8.80

Options exercisable at December 31, 2006	39,477	$1.250	3.78

Information regarding the 2000 Stock Compensation Plan options outstanding as of December 31, 2006 is summarized below:

	Options Outstanding				Options Exercisable

Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.250	39,477	3.78	1.250	—	39,477	1.250	—
0.505	237,000	9.63	0.505	$67,545	—	0.505	—

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Nonqualified Stock Options

As previously indicated under Note H, Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan for the Questa acquisition.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.

The Company also issued, as consideration for providing a loan agreement and promissory note in connection with the Questa acquisition, common stock options to purchase 274,500 shares of common stock of the Company to two stockholders at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.

The Nonqualified Stock Option Agreement provides that the option price is $0.505, and the optioned shares are fully vested and fully exercisable.  The option period commences on August 16, 2006 and expires on August 16, 2013, unless earlier terminated by the grantee’s termination of service, death, disability, failure to pay the exercise price, or makes an assignment of the option without written consent of the Company.  In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the option shall pertain to and apply to the securities or rights to which a holder of the number of shares of common stock subject to this option would have been entitled.  The option may be canceled by the Company, in its sole discretion, as of the effective date of any change of control, merger, consolidation or share exchange, or any issuance of bonds, debentures, preferred or preference stocks ranking prior to or otherwise affecting the common stock, or the rights thereof, or of any proposed sale of all or substantially all of the assets of the Company, or of any dissolution or liquidation of the Company, by either: (i) giving notice to grantee of its intention to cancel the optioned shares for which the issuance of shares of common stock involved payment by grantee for such shares and, permitting the purchase during the 30 day period next preceding such effective date of any or all of the shares of common stock subject to this option; or (ii) paying grantee an amount equal to a reasonable estimate of the difference between the net amount per share payable in such transaction or as a result of such transaction.

The fair value of each option grant is estimated on the date of grant using the BSOPM which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

The fair value of non-qualified stock options that were granted during the year ended December 31, 2006 was $0.38 per share.  The fair values of options granted were estimated using the Black-Scholes pricing model with a risk-free interest rate of 4.75%.  The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; expected volatility of 117.1%, and an expected term of 3.5 years.  The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options.

There were no non-qualified stock options exercised during the year ended December 31, 2006.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	—	$—	—
Options granted-Robert C. Shreve, Jr.	451,000	$0.505	—
Options granted-Stockholders	549,000	$0.505	—
Options exercised	—	—	—
Options forfeited	—	$—	—

Options outstanding at December 31, 2006	1,000,000	$0.505	6.63

Options exercisable at December 31, 2006	1,000,000	$0.505	6.63

Information regarding non-qualified stock options outstanding as of December 31, 2006 is summarized below:

	Options Outstanding				Options Exercisable

Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

0.505	1,000,000	6.63	0.505	$285,000	1,000,000	0.505	$285,000

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE R – STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R) for stock-based compensation plans.  Under SFAS No. 123(R) , all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of income over the requisite service period.

The Company adopted SFAS No. 123(R) using a modified prospective application in compliance with the revised implementation date on January 1, 2006.  Under the modified prospective application, prior periods are not revised for comparative purposes.  The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled.

The fair value of each option grant is estimated on the date of grant using the BSOPM, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The weighted-average fair value of options that were granted during the year ended December 31, 2006 was $0.40 per share.  The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates.  The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%.  The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 122.1%, a weighted average expected term of 4.18 years, and an expected forfeiture rate of 67% based on the Company’s historical experience.  The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options.

Share-based compensation expense included in general and administrative expenses and share-based interest expense for options issued in connection with the stockholder debt and debt issuance costs recognized for the year ended December 31, 2006 were as follows:

Year ended December 31, 2006

Operating expenses:
General and administrative (employee related options)	$7,341
Other income (expense):
Interest expense	43,152

Share-based compensation expense before taxes	50,493
Related income tax benefits	(17,168)

Share-based compensation expense, net of taxes	$33,325

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Line-of-Credit.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance. The value of the options, using the BSOPM model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan.  The Company recorded $19,462 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2006.

The Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500.  The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.  The Company recorded $23,690 as interest expense to reflect the amortization of the unamortized discount on the promissory note payable to the stockholders for the period ended December 31, 2006.

Pro Forma Information under SFAS No. 123(R)  for Periods Prior to January 1, 2006

Prior to the adoption of SFAS No. 123(R), the Company had elected to account for stock-based compensation arrangements through the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.”  Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense had been recognized in the statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.  Had compensation cost been determined based on the fair value at the date of grant, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and basic and diluted earnings per share for the year ended December 31, 2005 would not have been impacted because there were no unvested options outstanding and there would have been no unrecognized compensation costs during the period.

NOTE S - EMPLOYEE RETIREMENT PLAN

The Company sponsors an IRC 401(k) Profit Sharing Plan (the “Plan”), which covers all the Company’s corporate employees.  The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee’s salary.  Expenses related to matching contributions to the Plan were $26,032 and $20,504 for the years ended December 31, 2006 and 2005, respectively.

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

Name	Age	Position with Avatar

Robert C. Shreve, Jr.	44	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director
Allen D. Farris	55	Director
Stephen A. Komlosy	66	Director
John J. May	58	Director
Cindy Skelton	48	Secretary

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

          Stephen A. Komlosy, a member of MENSA, has over 45 years experience in business as a proprietor and has been a director of a number of public companies operating in the UK and the USA, and was until October 2005 chairman of AIM listed London and Boston Investments Plc (now PSG Solutions Plc), moving the company to OFEX and then to AIM.  Previously, he was instrumental in the flotation of PremiSys Plc, the Laurie March Group and, on NASDAQ, Avatar Systems Inc., of which he remains a director.  Mr. Komlosy has been a director of a number of publicly listed companies, including LPO, Pavilion Leisure Plc and Branon Plc, a supplier to North Sea Oil Companies and Ministry of Defence supplier, which he co-founded and where he was the director in charge of the launch of Cavendish Petroleum Plc, an Ohio, USA gas producer.  Additionally, since 1964, he has built up three private property companies, two of which have been amalgamated with public companies.

          John J. May is a Fellow of the Institute of Chartered Accountants in England and Wales. He is policy director of the Small Business Bureau Limited and deputy chairman of The Genesis Initiative Limited, a lobby group for small business to the UK Parliament.  Mr. May is the principal of his own London-based chartered accountancy practice.  He was finance director of AIM listed PSG Solutions PLC, formerly London & Boston Investments Plc, until December 2005, and was previously finance director of Healthcare Enterprise Group Plc (formerly Interactivity Plc) and non-executive director of Croma Group Plc, both of which are listed on AIM. From 1977 to 1994 Mr. May was a senior partner with Horwath Clark Whitehill, where he served for eight years on the managing board and for nine years as chairman of its Thames Valley offices. In his capacity as UK national marketing partner and head of its property consultancy division, he was a director of its UK and international associations.  He is currently a non-executive director of Platinum Diversified Mining Inc. listed on AIM, NASDAQ-listed Avatar Systems Inc. and non-executive chairman of Southbank UK Plc, listed on the Channel Islands Stock Exchange.

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

          Based solely on the Company’s review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and 10% stockholders were met.

Item 10. Executive Compensation

     Executive Officers

          Our Board appoints the executive officers to serve at the discretion of the Board until the next annual meeting of the Board of Directors.  Robert C. Shreve, Jr. President, Chief Financial Officer and a director of the Company is the only officer to receive $100,000 or more in annual compensation

     Employment Agreements

          We have entered into a management agreement with Robert C. Shreve, Jr., our President and Chief Executive Officer and Chief Financial Officer, which terminates on July 10, 2007.  The management agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either Mr. Shreve or we give written notice to the other that the management agreement will not be renewed.  Mr. Shreve receives an annual base salary of $150,000, which may be increased at the discretion of our Board.  Additionally, Mr. Shreve may be eligible to receive an annual bonus based on our financial performance in the form of stock options and cash not to exceed 15% of his base salary.

     Key Man Insurance

          We currently pay an annual premium of $3,467 for a life insurance policy for $2,550,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer.  The proceeds of the policy are payable to the Company.

     Compensation Table

          The information set forth below concerns the cash and non-cash compensation to executive officers for each of the past three fiscal years ended December 31, 2006, 2005 and 2004.  In each case, the compensation listed was paid by our Company.  Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.

     Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total

Robert C. Shreve, Jr.	2006	$150,000	$8,654	$158,654
Chief Executive Officer	2005	$133,333	$7,211	$140,544
	2004	$125,000	$5,208	$130,208

     Outstanding Equity Awards at Fiscal Year End

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Robert C. Shreve, Jr.	451,000	—	—	$0.505	8/16/2013

     Director Compensation

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The table below sets forth, as of April 12, 2007, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be a beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

Name(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Robert C. Shreve, Jr.	1,641,200	18.2
Charles Timothy Allen (6)	2,449,973	27.1
Orville Gregory Allen (6)	2,406,250	26.6
PSG Solutions Plc (2) (6)	1,679,002	18.6
Stephen A. Komlosy (3)	16,000	0.2
Allen D. Farris (4)	—	—
John J. May (4)	—	—
Cindy Skelton (5)	—	—
Officers and directors as a group (5 persons) (7)	1,657,200	18.3

(1)

Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.  In addition, unless otherwise indicated, the address of each beneficial owner identified above is c/o Avatar Systems, Inc., 2801 Network Boulevard, Suite 210, Frisco, Texas 75034.

(2)	The address of PSG Solutions Plc is 133 Ebury Street, London SW1W9QU, England.
(3)

Includes 1,000 shares owned by General Trading Corporation, Ltd., a Komlosy family company.  Mr. Komlosy has the authority to vote such shares on behalf of General Trading Company.  Mr. Komlosy is a director of Avatar.  Mr. Komlosy’s address is P.O. Box 3218 Gerrards Cross Buckinghamshire SL9 7WY, England.

(4)	Mr. Farris is a director of Avatar.
(5)	Ms. Skelton is the Secretary of Avatar.
(6)	Beneficial owner of more than 5%. Neither and office or director.
(7)	See preceding notes for an explanation of the ownership of the 1,657,200 shares.

          We currently have 9,038,152 outstanding shares of common stock of which approximately 450 persons own approximately 846,000 shares.  Our principal shareholders as noted in the above table own the remaining shares.

Item 12. Certain Relationships and Related Transactions

          The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company’s Board of Directors.  Total revenues from that company were $84,774 and $23,446 in 2006 and 2005, respectively.  The Company had $4,447 and $2,035 of accounts receivable at December 31, 2006 and 2005, respectively, related to services performed for that company.

          On August 16, 2006, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500.  The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

          As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan.

          Total interest expense on the promissory note recorded by the Company for the period ended December 31, 2006 Company was $28,411.

          On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to the sellers of Questa (the “Seller Promissory Notes”) in the amounts of $120,000 and $160,000.  The Company also issued 200,000 shares of its common stock to the sellers of Questa in connection with the execution of a Stock Purchase Agreement to acquire Questa.

          The outstanding principal balances of the Seller Promissory Notes are convertible, at the option of the holders, in whole or in part and at any time or from time to time, into shares of common stock of the Company at a conversion price of $3.50 per share, as adjusted from time to time for stock splits, combinations, stock dividends and other similar events.

          Total interest expense on the Seller Promissory Notes recorded by the Company for the period ended December 31, 2006 was $4,200.

          Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan.  As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share.  The options were fully vested on the date of issuance.  The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan.

          The Company recorded $19,462 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2006.

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

Exhibit Number	Description of Exhibit

10.4*	Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Cybertec Holdings Plc. as of July 10, 2000

10.5*	Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Robert C. Shreve, Jr. as of July 10, 2000

10.6*	Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Merchants Capital Holdings, Ltd. as of July 10, 2000

10.7*	Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Stephen A. Komlosy as of July 10, 2000

10.8*	Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Tim Allen as of July 10, 2000

10.9*	Warrant to Purchase Common Stock of Avatar Systems, Inc. issued to Gregg Allen as of July 10, 2000

10.10*	2000 Stock Compensation Plan of Avatar Systems, Inc. dated October 9, 2000

10.11*	Amended and Restated Loan Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.12*	Amended and Restated Term Loan Promissory Note dated July 10, 2000 in the principal amount of $288,888.96

10.13*	Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.14*	Copyright Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.15*	Trademark Security Agreement dated July 10, 2000 between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.16*	Uniform Commercial Code Financial Statement between Avatar Systems, Inc. and Bank One, Texas, N.A.

10.17*	Guaranty of Charles T. Allen dated July 10, 2000 for benefit of Bank One, Texas, N.A.

10.18*	Guaranty of Orville G. Allen dated July 10, 2000 for the benefit of Bank One, Texas, N.A.

10.19*	Limited Guaranty of Robert C. Shreve, Jr. dated July 10, 2000 for the benefit of Bank One, Texas, N.A.

10.20*	Executive Employment Agreement dated November 23, 2000 between Talon Global Solutions, Inc. and Chad P. Statham

10.21*	Executive Employment Agreement dated November 23, 2000 between Talon Global Solutions, Inc. and Carla Rogers

22.0*	Subsidiaries of the Registrant

* Previously filed as exhibits to the Company’s Registration Statement on Form 10-SB as filed on June 25, 2001 with the Commission which are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Audit Fees

          The aggregate fees billed for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2006 and 2005 were $75,000 and $28,902 respectively.  The fees for the reviews of the quarterly financial statements included in the Company’s Form 10-QSB were $21,584 and $9,000 for the years ended December 31, 2006 and 2005, respectively.

     Audit-Related Fees

          The aggregate fees billed for professional services rendered for assurance and related services for the year ended December 31, 2006 and 2005 were $11,500, and -0-, respectively.  The fees were paid for services related to the Company’s acquisition of Questa.

     All Other Fees

          There were no other fees for services rendered to the Company other than those services covered in the section captioned “Audit Fees” for the fiscal years ended December 31, 2006 and 2005.

Signatures

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR SYSTEMS, INC.

Dated: April 13, 2007	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr., President
Chief Executive Officer
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2007	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr.
Chief Executive Officer
Chief Financial Officer
Director

Dated: April 13, 2007	By:	/s/ ALLEN.D. FARRIS

Allen D. Farris
Director

Dated: April 13, 2007	By:	/s/ STEPHEN A. KOMLOSY

Stephen A. Komlosy
Director

Dated: April 13, 2007	By:	/s/ JOHN J. MAY

John J. May
Director