Form 10QSB
period 2007-03-31
AVATAR SYSTEMS INC
filed 2007-05-21
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from   to

Commission file number 000-32925

AVATAR SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2796037 (I.R.S. Employer Identification No.)
2801 Network Boulevard, Suite 210
Frisco, Texas 75034
(Address of principal executive offices)
972-720-1800
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 9,038,152 shares outstanding as of May 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc. BALANCE SHEETS
	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$282,249	$322,047
Marketable securities	371,670	395,115
Accounts receivable	233,449	351,570
Prepaid expenses and other current assets	29,317	31,499
Deferred income taxes	18,676	16,853
Total current assets	935,361	1,117,084

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $540,111 and $489,004, respectively	421,338	456,514
PURCHASED SOFTWARE, net of accumulated amortization
of $1,065,611 and $989,144, respectively	1,937,752	2,014,219
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
of $1,892,402 and $1,779,122, respectively	2,882,174	2,752,417

OTHER ASSETS, net	158,414	173,876
Total assets	$6,335,039	$6,514,110

LIABILITIES, TEMPORARY EQUITY AND
PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$207,926	$273,504
Accrued expenses	130,918	161,678
Line-of-credit	145,067	145,067
Current maturities of capital lease obligations	23,910	32,335
Current maturities of long-term debt	95,300	88,165
Current maturities of notes payable-stockholders	102,513	71,608
Deferred revenue	347,480	361,604
Total current liabilities	1,053,114	1,133,961

DEFERRED INCOME TAXES	586,639	587,684

OTHER LONG-TERM LIABILITIES	90,719	93,361

LONG-TERM DEBT
Long-term capital lease obligations	29,331	34,549
Long-term debt	365,317	412,244
Note payable-stockholders	526,816	567,403
Convertible notes payable-stockholders	280,000	280,000
Total long-term debt	1,201,464	1,294,196
Total liabilities	2,931,936	3,109,202

COMMITMENTS AND CONTINGENCIES	-	-

TEMPORARY EQUITY
Common stock, subject to put rights, 200,000 shares issued and outstanding	101,000	101,000

PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized;
8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,158,505	2,154,741
Retained earnings	1,124,092	1,130,006
Accumulated other comprehensive income	10,668	10,323
Total stockholders' equity	3,302,103	3,303,908
Total liabilities, temporary equity and permanent stockholders' equity	$6,335,039	$6,514,110

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF OPERATIONS

	Three months ended March 31,

	2007	2006
Revenue:
Software	$143,751	$76,700
Maintenance	626,294	333,388
Professional services	176,891	62,231
Hardware	19,312	23,270
Total revenue	966,248	495,589

Cost of revenue:
Software	60,050	38,504
Maintenance	117,599	59,665
Professional services	55,926	18,668
Hardware	16,928	13,973
Total cost of revenue	250,503	130,810

Gross profit	715,745	364,779

Operating expenses:
Sales and marketing	105,910	75,689
General and administrative	310,539	139,086
Amortization	189,748	98,161
Depreciation	51,107	50,524
Total operating expenses	657,304	363,460

Operating income	58,441	1,319

Other income (expense):
Investment income	4,232	5,615
Loss on sales of marketable securities	(15)	-
Interest expense	(71,618)	(2,424)
Total other income (expense)	(67,401)	3,191

Income (loss) before income taxes	(8,960)	4,510

Deferred income tax expense (benefit)	(3,046)	1,533

NET INCOME (LOSS)	$(5,914)	$2,977

Other comprehensive income, net of tax
Unrealized gain on marketable securities	524	8,114
Deferred income tax expense	178	2,759
Other comprehensive income	346	5,355

Total comprehensive income (loss)	$(5,568)	$8,332

Net income (loss) per share:
Basic and diluted	$-	$-

Weighted average common shares outstanding:
Basic	9,038,152	8,838,152
Diluted	9,038,152	8,838,152

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2007	2006
	(unaudited )	(unaudited )

Cash flows from operating activities
Net income (loss)	$(5,914)	$2,977
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of software costs	189,748	98,161
Non-cash interest expense	33,230	-
Depreciation	51,107	50,524
Loss on sale of marketable securities	15	-
Stock compensation expense	3,764	-
Deferred income taxes	(3,046)	1,533
Changes in operating assets and liabilities:
Accounts receivable	118,121	(8,019)
Prepaid expenses and other current assets	2,182	-
Accounts payable	(65,579)	20,756
Accrued expenses	(30,760)	(48,568)
Deferred revenue	(14,124)	12,041
Other long-term liabilities	(2,642)	29,065
Net cash provided by operating activities	276,102	158,470

Cash flows from investing activities
Software development costs capitalized	(243,037)	(143,699)
Purchases of property and equipment	(15,930)	(54,759)
Purchases of marketable securities	(501,048)	(2,816)
Proceeds from sale of marketable securities	525,000	505
Net cash used in investing activities	(235,015)	(200,769)

Cash flows from financing activities
Principal payments on capital lease obligations	(13,643)	(5,747)
Principal payments on long-term debt	(39,792)	(2,040)
Principal payments on long-term debt-stockholders	(27,450)	-
Net cash used in financing activities	(80,885)	(7,787)

Net decrease in cash and cash equivalents	(39,798)	(50,086)

Cash and equivalents at beginning of quarter	322,047	257,056

Cash and cash equivalents at end of quarter	$282,249	$206,970

Supplemental disclosure of cash paid for:
Interest	$37,809	$2,424

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$-	$29,800
Change in unrealized gain on marketable securities, net of tax	$346	$5,355

See accompanying notes to financial statements.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the interim unaudited financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.
2. Recent Accounting Standards and Pronouncements

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

3. Acquisition

On August 18, 2006, the Company acquired all of the outstanding common stock of Questa Software Systems, Inc. (“Questa”) pursuant to a Stock Purchase Agreement. Questa, located in Midland, Texas, was engaged in the development of accounting software for the petroleum production industry. The purchase price was approximately $2.24 million, subject to certain post-closing adjustments based on Questa’s actual working capital as of the closing date. The $2.24 million purchase price consisted of:

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

In connection with the execution of the Stock Purchase Agreement, the Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share. As a result, these shares have been classified as temporary equity in the accompanying the balance sheets.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The acquisition was financed with a term loan from a financial institution in the amount of $476,500, a promissory note to two stockholders of the Company in the amount of $823,500, a convertible promissory notes issued to the seller’s in the amount of $280,000 and the issuance of 200,000 shares of common stock of the Company to the sellers.

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
$2,239,423

The following unaudited pro forma information presents the 2007 and 2006 results of operations of the Company as if the acquisition had occurred on January 1, 2006. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Three months ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
Total revenue	$966,248	$1,001,843
Net income (loss)	$(5,914)	$182,530
Net income (loss) per share:
Basic and diluted	$-	$0.02
Weighted average common shares outstanding:
Basic	9,038,152	9,038,152
Diluted	9,038,152	9,038,152

4. Long-term Debt

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Term Loan is collateralized by substantially all of the Company’s assets. The Term Loan may be prepaid or terminated at the Company's option at anytime without penalty. The Loan Agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

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

As of March 31, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended March 31, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Note Payable-Stockholders

On August 16, 2006, the Company entered into a loan agreement (Stockholders’ Loan Agreement) and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

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

The promissory note is collateralized by substantially all of the Company’s assets and is subordinated to the Term Loan from the financial institution. The stockholder note payable may be prepaid or terminated at the Company's option at anytime without penalty. The loan agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. For the year ended March 31, 2007, $17,768 was recorded as interest expense in the Company’s statement of operations.

As of March 31, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended March 31, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Convertible Notes Payable-Stockholders

On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to the sellers of Questa (the “Seller Promissory Notes”) in the amounts of $120,000 and $160,000. Accrued and unpaid interest on the Seller Promissory Notes is payable for a period of five years following the date of the note in twenty quarterly installments commencing on March 31, 2007 and continuing on the last day of each third calendar month. Thereafter, principal and accrued interest on the notes is payable in twelve equal quarterly installments commencing on the fifth anniversary of the notes, and continuing thereafter on the last day of each third calendar month, with the final installment of the unpaid principal balance and all accrued and unpaid interest due eight years from the date of the notes.

The outstanding principal balances of the Seller Promissory Notes are convertible, at the option of the holders, in whole or in part and at any time or from time to time, into shares of common stock of the Company at a conversion price of $3.50 per share, as adjusted from time to time for stock splits, combinations, stock dividends and other similar events.

The Seller Promissory Notes are unsecured and may be prepaid at the Company's option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance. The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

5. Temporary Equity

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

6. Stock Option Plans

As of March 31, 2007, there were 1,271,477 options outstanding and 1,228,523 available for grant. Of this amount, 1,228,523 options were available for grant to employees, non-Director consultants, advisors, and the Company’s Directors.

For the three months ended March 31, 2007 and 2006, the total share-based expense was recorded to the following line items of the Company’s statement of operations.

	Three months ended
	March 31,
	2007	2006
Operating expenses:
General and administrative (employee related options)	$3,764	$-
Other income (expense):
Interest expense	32,364	-
Share-based expense before taxes	36,128	-
Related income tax benefits	(12,284)	-
Share-based expense, net of taxes	$23,844	$-

There were no stock options exercised for the three months ended March 31, 2007, or the comparable period in 2006; therefore, no excess tax benefits were recorded.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2007, there was $34,066 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 2.39 years.

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
Options outstanding at December 31, 2006	1,276,477	$0.528
Options granted	-	-
Options exercised	-	-
Options forfeited	(5,000)	$0.505
Options outstanding at March 31, 2007	1,271,477	$0.528	6.84	$395,000
Options exercisable at March 31, 2007	1,039,477	$0.533	6.28	$395,000

At March 31, 2007, the Company had 1,000,000 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options was $395,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document, “Risk Factors and Other Trends and Uncertainties Affecting Future Operations” set forth in our 2006 Annual Report on Form 10-KSB and other documents we file from time to time with the SEC.

Results of Operations

Revenue:

	Three months ended
	March 31,		Change
	2007	2006	Amount	%
Software	$143,751	$76,700	$67,051	87.4
Maintenance	626,294	333,388	292,906	87.9
Professional services	176,891	62,231	114,660	184.2
Hardware	19,312	23,270	(3,958)	(17.0)
Total revenue	$966,248	$495,589	$470,659	95.0

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Our revenue includes four components: software licensing fees, maintenance, professional services, and hardware. Revenue for the quarter ended March 31, 2007 increased 95.0% to $966,248 compared with revenue of $495,589 for the quarter ended March 31, 2006. Overall revenue was primarily affected by the acquisition of Questa, which added $419,846 to total revenue for the quarter ended March 31, 2007.

Software:

•	Revenue from software sales for the quarter ended March 31, 2007 was $143,751 compared with $76,700 from the quarter ended March 31, 2006.
•	Software sales of Questa products were $120,282 for the quarter ended March 31, 2007. Sales of the Integra product were impacted primarily by customer upgrades to Integra.
•	Software sales of Avatar products for the quarter ended decreased 69.4% to $23,469 compared with $76,700 for the quarter ended March 31, 2006.
•
Sales of Avatar products were unusually strong during the first quarter of 2006. Software sales for the quarter ended March 31, 2007 were negatively impacted by transactions that were completed shortly after March 31, 2007.

Maintenance:

•	Maintenance revenue for the quarter ended March 31, 2007 increased 87.9% to $626,294 compared with 333,388 in 2006.
•	The increase in maintenance revenue related to the Questa acquisition was $211,908 for the quarter ended March 31, 2007.
•	Maintenance revenue for existing products increased 24.3% to $414,386 compared with $333,388 in 2006.
•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2006.

Professional services:

•	Professional service revenue for the quarter ended March 31, 2007 increased 184.2% to $176,891 compared with $62,231 for the quarter ended March 31, 2006.
•
The increase in professional services revenue related to the Questa acquisition was $87,656. Questa historically received a higher percentage of revenue from implementation and data conversion services than Avatar.

•	Professional services related to the Questa acquisition were higher because of stronger sales of the Integra system and an increase in the professional services billing rate.
•
Professional services related to existing products increased 43.4% to $89,235 for the quarter ended March 31, 2007 compared with $62,231 in 2006. The increase in professional services related to existing products was primarily from professional training.

Hardware:

•	Hardware sales for the quarter ended March 31, 2007 decreased to $19,312 compared with $23,270 in 2006.
•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

VATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Cost of Revenue:

	Three months ended
,	March 31		Change
	2007	2006	Amount	%
Software	$60,050	$38,504	$21,546	56.0
Maintenance	117,599	59,665	57,934	97.1
Professional services	55,926	18,668	37,258	199.6
Hardware	16,928	13,973	2,955	21.1
Total cost of revenue	$250,503	$130,810	$119,693	91.5

Cost of revenue includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales. Cost of revenue for the quarter ended March 31, 2007 increased 91.5% to $250,503 compared with $130,810 in 2006. Cost of revenue as a percentage of total revenue decreased slightly to 25.9% for the quarter ended March 31, 2007 from 26.4% in 2006. Overall cost of revenue was primarily affected by the acquisition of Questa, which added $90,746 to total cost of revenue for the quarter ended March 31, 2007.

Software:

•	Cost of software sales for the quarter ended March 31, 2007 increased 56.0% to $60,050 compared with $38,504 for the quarter ended March 31, 2006.
•	Cost of software sales of Questa products for the quarter ended March 31, 2007 were $31,698.
•	Cost of software sales for existing products decreased 26.4% to $28,352 from $38,504 in 2006 primarily due to lower commission costs because of the lower sales volume.
•
Cost of software as a percentage of the related revenue decreased to 41.8% for the quarter ended March 31, 2007 from 50.2% in 2006. We had higher sales of our internally developed products with higher margins during the quarter ended March 31, 2007. Margins were less during the quarter ended March 31, 2006 because we sold products that we purchase from outside vendors with higher costs than our internally developed products.

•	We expect cost of software sales to increase in the future because of an increase in the cost of database components.

Maintenance:

•	Cost of maintenance revenue for the quarter ended March 31, 2007 increased 97.1% to $117,599 compared with $59,665 in 2006.
•	The increase in cost of maintenance revenue related to the Questa acquisition was $33,513 for the quarter ended March 31, 2007.
•
Cost of maintenance revenue for existing products increased 40.9% to $84,086. The increase in cost of maintenance revenue was directly related to the increase in maintenance revenue from strong ASP sales completed during 2006.

•	Cost of maintenance as a percentage of the related revenue remained stable at 18.8% for the quarter ended March 31, 2007 compared with 17.9% in 2006.

Professional services:

•	Cost of professional services for the quarter ended March 31, 2007 increased 199.6% to $55,926 compared with $18,668 in 2006.
•	The increase in cost of professional services related to the Questa acquisition was $25,535 for the quarter ended March 31, 2007.
•
Cost of professional services for existing products increased 62.8% to $30,391 compared with $18,668 in 2006. The increase in cost of professional services was directly related to the increase in professional services revenue.

•	Cost of professional services as a percentage of the related revenue remained increased slightly to 31.6% for the quarter ended March 31, 2007 compared with 30.0% in 2006.

Hardware:

•	Cost of hardware sales for the quarter ended March 31, 2007 increased to $16,928 compared with $13,973 in 2006.

VATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Operating Expenses:

	Three months ended
	March 31,		Change
	2007	2006	Amount	%
Sales and marketing	$105,910	$75,689	$30,221	39.9
General and administrative	310,539	139,086	171,453	123.3
Amortization	189,748	98,161	91,587	93.3
Depreciation	51,107	50,524	583	1.2
Total operating expenses	$657,304	$363,460	$293,844	80.8

Sales and Marketing:

•	Sales and marketing expenses for the quarter ended March 31, 2007 increased 39.9% to $105,910 compared with $75,689 in 2006.
•	Sales and marketing expenses related to the Questa acquisition were $16,137 for the quarter ended March 31, 2007.
•
Sales and marketing expenses related to our existing business increased to $89,773 for the quarter ended March 31, 2007 compared with $75,689 in 2006. The increase in sales and marketing expenses was related primarily to the addition of a director of marketing.

•	Sales and marketing expenses as a percentage of total revenues decreased to 11.0% for 2007 compared with 15.3% for 2006 primarily due to the higher revenue base.

General and administrative:

•	General and administrative expenses for the quarter ended March 31, 2007 increased 123.3% to $310,539 compared with $139,086 in 2006.
•	General and administrative expenses related to the Questa acquisition for the quarter ended March 31, 2007 were $55,661.
•
General and administrative expenses for our existing business increased 83.3% to $254,878 from $139,086 in 2006. General and administrative costs increased primarily due to charge-offs from bad debts, insurance costs, accounting and auditing costs incurred related to the Questa acquisition, and an increase in investor relations expenses.

•
General and administrative expenses as a percentage of total revenue increased to 32.1% for the quarter ended March 31, 2007, compared with 28.1% in 2006. The increase in general and administrative expense as a percentage of total revenue arising from the Questa acquisition and our existing business described above was offset by higher report revenues.

Amortization:

•	Amortization expense increased 93.3% to $189,748 for the quarter ended March 31, 2007 from $98,161 in 2006.
•	The increase in amortization expense related to the acquisition of Questa was $78,318.
•	Amortization expense as a percentage of total revenue remained stable at 19.6% for the quarter ended March 31, 2007 compared with 19.2% in 2006.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Depreciation:

•	Depreciation expense increased 1.2% to $51,107 for the quarter ended March 31, 2007 from $50,524 in 2006.
•	Depreciation expense related to the acquisition of Questa was $2,999.
•	Depreciation expense as a percentage of total revenue decreased to 5.3% for the quarter ended March 31, 2007 compared with 10.2% in 2006. The decrease is attributable to higher reported revenue.

Other Income (Expense):

	Three months ended
	March 31,		Change
	2007	2006	Amount	%
Investment income	$4,232	$5,615	$(1,383)	(24.6)
Loss on sales of marketable securities	(15)	-	(15)	-
Interest expense	(71,618)	(2,424)	(69,194)	2,854.5
Total other income (expense)	$(67,401)	$3,191	$(70,592)	(2,212.2)

Investment Income:

•	Investment income decreased to $4,232 for the quarter ended March 31, 2007 from $5,616 because of lower invested balances subsequent to the acquisition of Questa.

Interest Expense:

•	Interest expense increased because of the debt incurred by the Company to acquire Questa.

Provision for Income Taxes:

For the quarter ended March 31, 2007, we recorded a deferred tax benefit of $3,046 based on the pretax loss of $8,960 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2007. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.
Liquidity and Capital Resources

Cash and cash equivalents and marketable securities at March 31, 2007 were $653,919 compared with $657,915 at March 31, 2006. Cash and cash equivalents and marketable securities at December 31, 2006 were $717,162. Cash flows for the third quarter of 2006 were impacted positively by cash we collect from recurring maintenance agreements, software, and hardware sales. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Cash flows from Operating Activities:

Cash flows from operating activities represent the most significant source of funding for operations. Operating activities provided cash flows of $276,102 and $158,470 for the three months ended March 31, 2007 and 2006, respectively.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Cash Flows from Investing Activities:

Net cash used in investing activities for the three month period ended March 31, 2007 of $235,015 consisted of capitalized software development costs of $243,037, purchases of computer equipment of $15,930. Net cash used in investing activities was offset by net sales of $23,952 of marketable securities.
Net cash used in investing activities for the three month period ended March 31, 2006 of $200,769 included $143,699 in capitalized software development costs, purchases of computer equipment of $54,759, and net marketable securities purchased of $2,311.

Cash Flows from Financing Activities:

Net cash used in financing activities for the three month period ended March 31, 2007 of $80,885 was applied to principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Net cash used in financing activities for the three months ended March 31, 2006 of $7,787 was applied to principal payments on capital lease obligations and notes payable.

Working Capital:

At March 31, 2007, we had a working capital deficit of $117,753 down from a negative working capital position of $16,877 at December 31, 2006. The decrease in working capital is attributable primarily to lower cash provided by operating activities, cash used in investing activities of $235,015, and cash used in financing activities of $80,885. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
The Loan Agreement with the financial institution and the Stockholders’ Loan Agreement contain certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

As of March 31, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended March 31, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

AVATAR SYSTEMS, INC.

Dated: March 18, 2007	By:	/s/ROBERT C. SHREVE, JR.
________________________
Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer