Form 10QSB
period 2007-06-30
AVATAR SYSTEMS INC
filed 2007-08-20
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 9,038,152 shares outstanding as of August 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	June 30	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$351,752	$322,047
Marketable securities	377,209	395,115
Accounts receivable	166,572	351,570
Prepaid expenses and other current assets	34,567	31,499
Deferred income taxes	18,251	16,853
Total current assets	948,351	1,117,084

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $591,218 and $489,004, respectively	380,273	456,514
PURCHASED SOFTWARE, net of accumulated amortization
of $1,142,079 and $989,144, respectively	1,861,285	2,014,219
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
of $2,005,682 and $1,779,122, respectively	3,004,394	2,752,417

OTHER ASSETS, net	143,762	173,876
Total assets	$6,338,065	$6,514,110

LIABILITIES, TEMPORARY EQUITY AND
PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$222,717	$273,504
Accrued expenses	133,777	161,678
Line-of-credit	145,067	145,067
Current maturities of capital lease obligations	19,376	32,335
Current maturities of long-term debt	95,300	88,165
Current maturities of notes payable-stockholders	106,067	71,608
Deferred revenue	357,929	361,604
Total current liabilities	1,080,233	1,133,961

DEFERRED INCOME TAXES	595,543	587,684

OTHER LONG-TERM LIABILITIES	88,076	93,361

LONG-TERM DEBT
Long-term capital lease obligations	25,534	34,549
Long-term debt	344,832	412,244
Note payable-stockholders	498,868	567,403
Convertible notes payable-stockholders	280,000	280,000
Total long-term debt	1,149,234	1,294,196
Total liabilities	2,913,086	3,109,202

COMMITMENTS AND CONTINGENCIES	-	-

TEMPORARY EQUITY
Common stock, subject to put rights, 200,000 shares issued and outstanding	101,000	101,000

PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized;
8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,162,270	2,154,741
Retained earnings	1,139,564	1,130,006
Accumulated other comprehensive income	13,307	10,323
Total stockholders' equity	3,323,979	3,303,908
Total liabilities, temporary equity and permanent stockholders' equity	$6,338,065	$6,514,110

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENT OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Software	$170,924	$306,768	$314,675	$383,468
Maintenance	651,099	374,685	1,277,393	708,074
Professional services	148,752	153,628	325,643	215,860
Hardware	2,648	91,207	21,961	114,476
Total revenue	973,423	926,288	1,939,672	1,421,878

Cost of revenue:
Software	42,201	124,514	102,252	163,017
Maintenance	111,909	69,334	229,508	129,001
Professional services	53,867	28,186	109,793	46,854
Hardware	1,990	77,654	18,918	91,627
Total cost of revenue	209,967	299,688	460,471	430,499

Gross profit	763,456	626,600	1,479,201	991,379

Operating expenses:
Sales and marketing	120,347	63,348	226,258	139,037
General and administrative	313,715	161,723	624,253	300,809
Amortization	189,747	98,161	379,495	196,323
Depreciation	51,107	51,913	102,214	102,437
Total operating expenses	674,916	375,145	1,332,220	738,606

Operating income	88,540	251,455	146,981	252,773

Other income (expense):
Investment income	4,231	6,689	8,463	12,304
Loss on sales of marketable securities	-	(258)	(15)	(258)
Interest expense	(69,329)	(3,265)	(140,947)	(5,689)
Total other income (expense)	(65,098)	3,166	(132,499)	6,357

Income before income taxes	23,442	254,621	14,482	259,130

Deferred income tax expense	7,970	86,571	4,924	88,104

NET INCOME	$15,472	$168,050	$9,558	$171,026

Other comprehensive income, net of tax
Unrealized gain on marketable securities	3,998	1,526	4,521	9,641
Deferred income tax expense	1,359	519	1,537	3,278
Other comprehensive income	2,639	1,007	2,984	6,363

Total comprehensive income	$18,111	$169,057	$12,542	$177,389

Net income per share:
Basic and diluted	$-	$0.02	$-	$0.02

Weighted average common shares outstanding:
Basic	9,038,152	8,838,152	9,038,152	8,838,152
Diluted	9,874,323	8,838,152	9,874,323	8,838,152

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$9,558	$171,026
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software costs	379,495	196,323
Non-cash interest expense	64,662	-
Depreciation	102,214	102,437
Loss on sale of marketable securities	(15)	258
Stock compensation expense	7,528	-
Deferred income taxes	4,924	88,104
Changes in operating assets and liabilities:
Accounts receivable	184,998	(52,697)
Prepaid expenses and other current assets	(3,068)	5,602
Other assets	-	(1,659)
Accounts payable	(50,787)	11,285
Accrued expenses	(27,901)	(5,609)
Deferred revenue	(3,675)	48,454
Other long-term liabilities	(5,285)	58,130
Net cash provided by operating activities	662,648	621,654

Cash flows from investing activities
Software development costs capitalized	(478,537)	(284,700)
Purchases of property and equipment	(25,973)	(81,399)
Purchases of marketable securities	(502,557)	(430,671)
Proceeds from sale of marketable securities	525,000	150,506
Net cash used in investing activities	(482,067)	(646,264)

Cash flows from financing activities
Principal payments on capital lease obligations	(21,974)	(17,078)
Principal payments on long-term debt	(60,277)	(4,079)
Principal payments on long-term debt-stockholders	(68,625)	-
Net cash used in financing activities	(150,876)	(21,157)

Net decrease in cash and cash equivalents	29,705	(45,767)

Cash and equivalents at beginning of quarter	322,047	257,056

Cash and cash equivalents at end of quarter	$351,752	$211,289

Supplemental disclosure of cash paid for:
Interest	$76,285	$5,689

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$-	$29,800
Change in unrealized gain on marketable securities, net of tax	$2,984	$6,363

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$973,423	$1,358,765	$1,939,672	$2,360,609
Net income	$15,472	$182,530	$9,558	$435,349
Net income per share: Basic and diluted	$-	$0.02	$-	$0.05
Weighted average common shares outstanding:
Basic	9,038,152	9,038,152	9,038,152	9,038,152
Diluted	9,874,323	9,391,339	9,874,323	9,391,339

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

As of June 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has requested a waiver of these requirements for the quarter ended June 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. Interest expense of $18,363 and $36,131 was recorded in the Company’s statement of income for the quarter and six months ended June 30, 2007, respectively.

As of June 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has requested a waiver of these requirements for the quarter ended June 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

6. Stock Option Plans

As of June 30, 2007, there were 1,263,477 options outstanding and 1,236,523 available for grant. Of this amount, 1,236,523 options were available for grant to employees, non-Director consultants, advisors, and the Company’s Directors.

For the three and six months ended June 30, 2007 and 2006, the total share-based expense was recorded to the following line items of the Company’s statement of operations.

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Operating expenses:
General and administrative (employee related options)	$3,764	$-	$7,528	$-
Other income (expense):
Interest expense	32,364	-	62,930	-
Share-based expense before taxes	36,128	-	70,458	-
Related income tax benefits	(12,284)	-	(23,956)	-
Share-based expense, net of taxes	$23,844	$-	$46,502	$-

There were no stock options exercised for the three and six months ended June 30, 2007, or the comparable period in 2006; therefore, no excess tax benefits were recorded.

As of June 30, 2007, there was $30,302 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 2.14 years.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	1,276,477	$0.528
Options granted	-	-
Options exercised	-	-
Options forfeited	(13,000)	$0.505
Options outstanding at June 30, 2007	1,263,477	$0.528	6.80	$455,000
Options exercisable at June 30, 2007	1,039,477	$0.533	6.27	$455,000

At June 30, 2007, the Company had 1,000,000 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options was $395,000.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue:

	Three months ended
	June 30,		Change
	2007	2006	Amount	%

Software	$170,924	$306,768	$(135,844)	(44.3)
Maintenance	651,099	374,685	276,414	73.8
Professional services	148,752	153,628	(4,876)	(3.2)
Hardware	2,648	91,207	(88,559)	(97.1)
Total revenue	$973,423	$926,288	$47,135	5.1

Revenue for the quarter ended June 30, 2007 increased 5.1% to $973,423 compared with revenue of $926,288 for the quarter ended June 30, 2006. Overall revenue was primarily affected by the acquisition of Questa, which added $422,460 to total revenue for the quarter ended June 30, 2007.

Software:

•	Revenue from software sales for the quarter ended June 30, 2007 was $170,924 compared with $306,768 from the quarter ended June 30, 2006.
•	Software sales of Questa products were $136,120 for the quarter ended June 30, 2007. Sales of the Integra product were impacted primarily by customer upgrades to Integra.
•	Software sales of Avatar products for the quarter ended decreased 88.7% to $34,803 compared with $306,768 for the quarter ended June 30, 2006.
•	Sales of Avatar products were unusually strong during the first quarter of 2006.

Maintenance:

•	Maintenance revenue for the quarter ended June 30, 2007 increased 73.8% to $651,099 compared with $374,685 in 2006.
•	The increase in maintenance revenue related to the Questa acquisition was $207,952 for the quarter ended June 30, 2007.
•	Maintenance revenue for existing products increased 18.3% to $443,147 compared with $374,685 in 2006.
•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2007 and 2006.

Professional services:

•	Professional service revenue for the quarter ended June 30, 2007 decreased 3.2% to $148,752 compared with $153,628 for the quarter ended June 30, 2006.
•
The increase in professional services revenue related to the Questa acquisition was $78,388. Questa has historically received a higher percentage of revenue from implementation and data conversion services than Avatar.

•	Professional services related to the Questa acquisition were higher because of stronger sales of the Integra system and an increase in the professional services billing rate.
•
Professional services related to existing products decreased 54.2% to $70,365 for the quarter ended June 30, 2007 compared with $153,628 in 2006. The decrease in professional services related to existing products was due to a very strong quarter in 2006..

Hardware:

•	Hardware sales for the quarter ended June 30, 2007 decreased to $2,648 compared with $91,207 in 2006.
•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

Cost of Revenue:

	Three months ended
	June 30,		Change
	2007	2006	Amount	%

Software	$42,201	$124,514	$(82,313)	(66.1)
Maintenance	111,909	69,334	42,575	61.4
Professional services	53,867	28,186	25,681	91.1
Hardware	1,990	77,654	(75,664)	(97.4)
Total cost of revenue	$209,967	$299,688	$(89,721)	(29.9)

Cost of revenue for the quarter ended June 30, 2007 decreased 29.9% to $209,967 compared with $299,688 in 2006. Cost of revenue as a percentage of total revenue decreased to 21.6% for the quarter ended June 30, 2007 from 32.4% in 2006. Overall cost of revenue was primarily affected by the acquisition of Questa, which added $74,104 to total cost of revenue for the quarter ended June 30, 2007 that was offset by a decrease in cost of goods sold as a result of lower sales.

Software:

•	Cost of software sales for the quarter ended June 30, 2007 decreased 66.1% to $42,201 compared with $124,514 for the quarter ended June 30, 2006.
•	Cost of software sales of Questa products for the quarter ended June 30, 2007 were $23,341.
•	Cost of software sales for existing products decreased 84.9% to $18,860 from $124,514 in 2006 primarily due to lower commission costs because of the lower sales volume.
•
Cost of software as a percentage of the related revenue decreased to 24.7% for the quarter ended June 30, 2007 from 40.6% in 2006. Sales were higher for our internally developed products with higher margins during the quarter ended June 30, 2007. Margins were less during the quarter ended June 30, 2006 because we sold products that we purchase from outside vendors with higher costs than our internally developed products.

•	We expect cost of software sales to increase in the future because of an increase in the cost of database components.

Maintenance:

•	Cost of maintenance revenue for the quarter ended June 30, 2007 increased 61.4% to $111,909 compared with $69,334 in 2006.
•	The increase in cost of maintenance revenue related to the Questa acquisition was $20,270 for the quarter ended June 30, 2007.
•
Cost of maintenance revenue for existing products increased 32.2% to $91,639 compared with $69,335 in 2006. The increase in cost of maintenance revenue was directly related to the increase in maintenance revenue from strong ASP sales completed during 2007 and 2006.

•	Cost of maintenance as a percentage of the related revenue decreased slightly to 17.2% for the quarter ended June 30, 2007 compared with 18.5% in 2006.

Professional services:

•	Cost of professional services for the quarter ended June 30, 2007 increased 91.1% to $53,867 compared with $28,186 in 2006.
•	The increase in cost of professional services related to the Questa acquisition was $30,493 for the quarter ended June 30, 2007.
•
Cost of professional services for existing products decreased 17.1% to $23,374 compared with $28,186 in 2006. The decrease in cost of professional services was directly related to the decrease in professional services revenue.

•	Cost of professional services as a percentage of the related revenue increased to 36.2% for the quarter ended June 30, 2007 compared with 18.3% in 2006.

Hardware:

•	Cost of hardware sales for the quarter ended June 30, 2007 decreased to $1,990 compared with $77,654 in 2006.

Operating Expenses:

	Three months ended
	June 30,		Change
	2007	2006	Amount	%

Sales and marketing	$120,347	$63,348	$56,999	90.0
General and administrative	313,715	161,723	151,992	94.0
Amortization	189,747	98,161	91,586	93.3
Depreciation	51,107	51,913	(806)	(1.6)
Total operating expenses	$674,916	$375,145	$299,771	79.9

Sales and Marketing:

•	Sales and marketing expenses for the quarter ended June 30, 2007 increased 90.0% to $120,347 compared with $63,348 in 2006.
•	Sales and marketing expenses related to the Questa acquisition were $13,087 for the quarter ended June 30, 2007.
•
Sales and marketing expenses related to our existing business increased 69.3% to $107,261 for the quarter ended June 30, 2007 compared with $63,348 in 2006. The increase in sales and marketing expenses was related primarily to the addition of a director of marketing.

•
Sales and marketing expenses as a percentage of total revenues increased to 12.4% for 2007 compared with 6.8% for 2006 primarily due to the Questa acquisition and the addition of a director of marketing.

General and administrative:

•	General and administrative expenses for the quarter ended June 30, 2007 increased 94.0% to $313,715 compared with $161,723 in 2006.
•	General and administrative expenses related to the Questa acquisition for the quarter ended June 30, 2007 were $70,546.
•
General and administrative expenses for our existing business increased 50.4% to $243,168 from $161,723 in 2006. General and administrative costs increased primarily due to charge-offs from bad debts, insurance costs, accounting and auditing costs incurred related to the Questa acquisition, and an increase in investor relations expenses.

•
General and administrative expenses as a percentage of total revenue increased to 32.2% for the quarter ended June 30, 2007, compared with 17.5% in 2006. The increase in general and administrative expense as a percentage of total revenue resulted from the Questa acquisition and the increases referred to above.

Amortization:

•	Amortization expense increased 93.3% to $189,747 for the quarter ended June 30, 2007 from $98,161 in 2006.
•	The increase in amortization expense related to the acquisition of Questa was $78,318.
•
Amortization expense as a percentage of total revenue increased to 19.5% for the quarter ended June 30, 2007 compared with 10.6% in 2006. The increase in the percentage of amortization expense is related to the Questa acquisition.

Depreciation:

•	Depreciation expense increased 1.6% to $51,107 for the quarter ended June 30, 2007 from $51,913 in 2006.
•	Depreciation expense related to the acquisition of Questa was $2,999.
•	Depreciation expense as a percentage of total revenue decreased to 5.3% for the quarter ended June 30, 2007 compared with 5.6% in 2006.

Other Income (Expense):

	Three months ended
	June 30,		Change
	2007	2006	Amount	%

Investment income	$4,231	$6,689	$(2,458)	(36.7)
Loss on sales of marketable securities	-	(258)	258	-
Interest expense	(69,329)	(3,265)	(66,064)	2,023.4
Total other income (expense)	$(65,098)	$3,166	$(68,264)	(2,156.2)

Investment Income:

•	Investment income decreased to $2,458 for the quarter ended June 30, 2007 from $6,689 because of lower invested balances subsequent to the acquisition of Questa.

Interest Expense:

•	Interest expense increased because of the debt incurred by the Company to acquire Questa.

Provision for Income Taxes:

For the quarter ended June 30, 2007, we recorded a deferred tax expense of $7,970 based on the pretax income of $23,442 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2007. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue:

	Six months ended
	June 30,		Change
	2007	2006	Amount	%

Software	$314,675	$383,468	$(68,793)	(17.9)
Maintenance	1,277,393	708,074	569,319	80.4
Professional services	325,643	215,860	109,783	50.9
Hardware	21,961	114,476	(92,515)	(80.8)
Total revenue	$1,939,672	$1,421,878	$517,794	36.4

Revenue for the six months ended June 30, 2007 increased 36.4% to $1,939,672 compared with $1,421,878 for the six months ended June 30, 2007. Overall revenue was primarily affected by the acquisition of Questa, which added $842,307 to total revenue for the six months ended June 30, 2007.

Software:

•	Revenue from software sales for the six months ended June 30, 2007 was $314,675 compared with $383,468 for the six months ended June 30, 2006.
•	Software sales of Questa products were $256,403 for the six months ended June 30, 2007. Sales of the Integra product were impacted primarily by customer upgrades to Integra.
•	Software sales of Avatar products for decreased 84.8% to $58,273 compared with $383,468 for the six months ended June 30, 2006.
•	Sales of Avatar products were unusually strong during the first quarter of 2006.

Maintenance:

•	Maintenance revenue for the six months ended June 30, 2007 increased 80.4% to $1,277,393 compared with $708,074 in 2006.
•	The increase in maintenance revenue related to the Questa acquisition was $419,861 for the six months ended June 30, 2007.
•	Maintenance revenue for existing products increased 21.1% to $857,532 compared with $$708,074 in 2006.
•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2006 and 2007.

Professional services:

•	Professional service revenue for the six months ended June 30, 2007 increased 50.9% to $325,643 compared with $215,860 for the same period last year.
•
The increase in professional services revenue related to the Questa acquisition was $166,043. Questa has historically received a higher percentage of revenue from implementation and data conversion services than Avatar.

•	Professional services related to the Questa acquisition were higher because of stronger sales of the Integra system and an increase in the professional services billing rate.
•
Professional services related to existing products decreased 80.8% to $21,961 for the six months ended June 30, 2007 compared with $114,476 in 2006. The decrease in professional services was due to a very strong quarter in 2006.

Hardware:

•	Hardware sales for the six months ended June 30, 2007 decreased to $21,961 compared with $114,476 in 2006.
•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

Cost of Revenue:

	Six months ended
	June 30,		Change
	2007	2006	Amount	%

Software	$102,252	$163,017	$(60,765)	(37.3)
Maintenance	229,508	129,001	100,507	77.9
Professional services	109,793	46,854	62,939	134.3
Hardware	18,918	91,627	(72,709)	(79.4)
Total cost of revenue	$460,471	$430,499	$29,972	7.0

Cost of revenue for the six months ended June 30, 2007 increased 7.0% to $460,471 compared with $430,499 in 2006. Cost of revenue as a percentage of total revenue decreased to 23.7% for the six months ended June 30, 2007 from 30.3% in 2006. Overall cost of revenue was primarily affected by the acquisition of Questa, which added $164,850 to total cost of revenue for the six months ended June 30, 2007.

Software:

•	Cost of software sales for the six months ended June 30, 2007 decreased 37.3% to $102,252 compared with $163,017 for the six months ended June 30, 2006.
•	Cost of software sales of Questa products for the six months ended June 30, 2007 was $55.040.
•	Cost of software sales for existing products decreased 70.7% to $47,212 from $160,957 in 2006 primarily due to lower commission costs on lower sales volume.
•
Cost of software as a percentage of the related revenue decreased to 32.5% for the six months ended June 30, 2007 from 42.5% in 2006. Sales were higher for our internally developed products with higher margins during the six months ended June 30, 2007. Margins were less during the six months ended June 30, 2006 because we sold products that we purchase from outside vendors with higher costs than our internally developed products.

•	We expect cost of software sales to increase in the future because of an increase in the cost of database components.

Maintenance:

•	Cost of maintenance revenue for the six months ended June 30, 2007 increased 77.9% to $229,508 compared with $129,001 in 2006.
•	The increase in cost of maintenance revenue related to the Questa acquisition was $53,783 for the six months ended June 30, 2007.
•
Cost of maintenance revenue for existing products increased 36.2% to $175,725 compared with $129,001 with the same period last year. The increase in cost of maintenance revenue was directly related to the increase in maintenance revenue from strong ASP sales completed during 2006 and 2007.

•	Cost of maintenance as a percentage of the related revenue remained stable at 18.0% for the six months ended June 30, 2007 compared with 18.2% in 2006.

Professional services:

•	Cost of professional services for the six months ended June 30, 2007 increased 134.3% to $109,793 compared with $46,854 in 2006.
•	The increase in cost of professional services related to the Questa acquisition was $56,027 for the six months ended June 30, 2007.
•
Cost of professional services for existing products increased 14.8% to $53,765 compared with $46,853 in 2006. The increase in cost of professional services was directly related to the increase in professional services revenue.

•	Cost of professional services as a percentage of the related revenue increased to 33.7% for the six months ended June 30, 2007 compared with 21.7% in 2006.

Hardware:

•	Cost of hardware sales for the six months ended June 30, 2007 decreased to $18,918 compared with $91,627 in 2006.

Operating Expenses:

	Six months ended
	June 30,		Change
	2007	2006	Amount	%

Sales and marketing	$226,258	$139,037	$87,221	62.7
General and administrative	624,253	300,809	323,444	107.5
Amortization	379,495	196,323	183,172	93.3
Depreciation	102,214	102,437	(223)	(0.2)
Total operating expenses	$1,332,220	$738,606	$593,614	80.4

Sales and Marketing:

•	Sales and marketing expenses for the six months ended June 30, 2007 increased 62.7% to $226,258 compared with $139,037 in 2006.
•	Sales and marketing expenses related to the Questa acquisition were $30,087 for the six months ended June 30, 2007.
•
Sales and marketing expenses related to our existing business increased to $196,170 for the six months ended June 30, 2007 compared with $139,037 in 2006. The increase in sales and marketing expenses was related primarily to the addition of a director of marketing.

•	Sales and marketing expenses as a percentage of total revenues increased to 11.7% for 2007 compared with 9.8% for 2006.

General and administrative:

•	General and administrative expenses for the six months ended June 30, 2007 increased 107.5% to $624,253 compared with $300,809 in 2006.
•	General and administrative expenses related to the Questa acquisition for the six months ended June 30, 2007 were $127,093.
•
General and administrative expenses for our existing business increased 65.3% to $497,160 from $300,809 in 2006. General and administrative costs increased primarily due to charge-offs from bad debts, insurance costs, accounting and auditing costs incurred related to the Questa acquisition, and an increase in investor relations expenses.

•
General and administrative expenses as a percentage of total revenue increased to 32.2% for the six months ended June 30, 2007, compared with 21.2% in 2006. The increase in general and administrative expense as a percentage of total revenue arising from the Questa acquisition and the increases in cost referred to above.

Amortization:

•	Amortization expense increased 93.3% to $379,495 for the six months ended June 30, 2007 from $196,323 in 2006.
•	The increase in amortization expense related to the acquisition of Questa was $156,636.
•	Amortization expense as a percentage of total revenue remained stable at 19.6% for the six months ended June 30, 2007 compared with 13.8% in 2006.

Depreciation:

•	Depreciation expense decreased 0.2% to $102,214 for the six months ended June 30, 2007 from $102,437 in 2006.
•	Depreciation expense related to the acquisition of Questa was $5,999.
•	Depreciation expense as a percentage of total revenue decreased to 5.3% for the six months ended June 30, 2007 compared with 7.2% in 2006. The decrease is related to higher reported revenue.

Other Income (Expense):

	Six months ended
	June 30,		Change
	2007	2006	Amount	%

Investment income	$8,463	$12,304	$(3,841)	(31.2)
Loss on sales of marketable securities	(15)	(258)	243	-
Interest expense	(140,947)	(5,689)	(135,258)	2,377.5
Total other income (expense)	$(132,499)	$6,357	$(138,856)	(2,184.3)

Investment Income:

•	Investment income decreased to $8,463 for the six months ended June 30, 2007 from $12,304 because of lower invested balances subsequent to the acquisition of Questa.

Interest Expense:

•	Interest expense increased because of the debt incurred by the Company to acquire Questa.

Provision for Income Taxes:

For the six months ended June 30, 2007, we recorded a deferred tax expense of $4,924 based on the pretax income of $14,462 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2007. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities at June 30, 2007 were $728,961 compared with $941,357 at June 30, 2006. Cash and cash equivalents and marketable securities at December 31, 2006 were $717,162. Cash flows for the second quarter of 2007 were impacted positively by cash we collect from recurring maintenance agreements and software. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Cash flows from Operating Activities:

Cash flows from operating activities represent the most significant source of funding for operations. Operating activities provided cash flows of $662,648 and $621,654 for the six months ended June 30, 2007 and 2006, respectively.

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

Cash Flows from Investing Activities:

Net cash used in investing activities for the six month period ended June 30, 2007 of $482,067 consisted of capitalized software development costs of $478,537, purchases of computer equipment of $25,973. Net cash used in investing activities was offset by net sales of $22,443 of marketable securities.

Net cash used in investing activities for the six month period ended June 30, 2006 of $646,264 included $284,700 in capitalized software development costs, purchases of computer equipment of $81,399, and net marketable securities purchased of $280,165.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six month period ended June 30, 2007 of $150,876 was applied to principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Net cash used in financing activities for the six months ended June 30, 2006 of $21,157 was applied to principal payments on capital lease obligations and notes payable.

Working Capital:

At June 30, 2007, we had a working capital deficit of $131,882 down from a negative working capital position of $16,877 at December 31, 2006. The decrease in working capital is attributable primarily to lower cash provided by operating activities, cash used in investing activities of $235,015, and cash used in financing activities of $150,876. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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

As of June 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has requested a waiver of these requirements for the quarter ended June 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification pursuant to Sarbanes Oxley Act.
32.1	Section 906 Certification pursuant to Sarbanes-Oxley Act
99.1	Notice of Incomplete Filing

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR SYSTEMS, INC.

Date: August 17, 2007	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer