Form 10QSB/A
period 2007-06-30
AVATAR SYSTEMS INC
filed 2007-08-31
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
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

EXPLANATORY NOTE

This amendment is filed to attach Exhibit 31.1, Certifications, and Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

These exhibits were inadvertently omitted in the original filing.

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

AVATAR SYSTEMS, INC.

Date: August 31, 2007	By:	/s/ ROBERT C. SHREVE, JR.

Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer