Form 10QSB/A
period 2007-06-30
AVATAR SYSTEMS INC
filed 2007-09-28
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 9,038,152 shares outstanding as of September 21, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

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

Avatar Systems, Inc.
STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Software	$170,924	$306,768	$314,675	$383,468
Maintenance	651,099	374,685	1,277,393	708,074
Professional services	148,752	153,628	325,643	215,860
Hardware	2,648	91,207	21,961	114,476
Total revenue	973,423	926,288	1,939,672	1,421,878

Cost of revenue:
Software	42,201	124,514	102,252	163,017
Maintenance	111,909	69,334	229,508	129,001
Professional services	53,867	28,186	109,793	46,854
Hardware	1,990	77,654	18,918	91,627
Total cost of revenue	209,967	299,688	460,471	430,499

Gross profit	763,456	626,600	1,479,201	991,379

Operating expenses:
Sales and marketing	120,347	63,348	226,258	139,037
General and administrative	313,715	161,723	624,253	300,809
Amortization	189,747	98,161	379,495	196,323
Depreciation	51,107	51,913	102,214	102,437
Total operating expenses	674,916	375,145	1,332,220	738,606

Operating income	88,540	251,455	146,981	252,773

Other income (expense):
Investment income	4,231	6,689	8,463	12,304
Loss on sales of marketable securities	-	(258)	(15)	(258)
Interest expense	(69,329)	(3,265)	(140,947)	(5,689)
Total other income (expense)	(65,098)	3,166	(132,499)	6,357

Income before income taxes	23,442	254,621	14,482	259,130

Deferred income tax expense	7,970	86,571	4,924	88,104

NET INCOME	$15,472	$168,050	$9,558	$171,026

Other comprehensive income, net of tax
Unrealized gain on marketable securities	3,998	1,526	4,521	9,641
Deferred income tax expense	1,359	519	1,537	3,278
Other comprehensive income	2,639	1,007	2,984	6,363

Total comprehensive income	$18,111	$169,057	$12,542	$177,389

Net income per share:
Basic and diluted	$-	$0.02	$-	$0.02

Weighted average common shares outstanding:
Basic	9,038,152	8,838,152	9,038,152	8,838,152
Diluted	9,822,866	8,838,152	9,799,247	8,838,152

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income	$9,558	$171,026
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of software costs	379,495	196,323
Non-cash interest expense	64,663	-
Depreciation	102,214	102,437
Loss on sale of marketable securities	(15)	258
Stock compensation expense	7,528	-
Deferred income taxes	4,924	88,104
Changes in operating assets and liabilities:
Accounts receivable	184,998	(52,697)
Prepaid expenses and other current assets	(3,068)	5,602
Other assets	-	(1,659)
Accounts payable	(50,787)	11,285
Accrued expenses	(27,901)	(5,609)
Deferred revenue	(3,675)	48,454
Other long-term liabilities	(5,285)	58,130
Net cash provided by operating activities	662,649	621,654

Cash flows from investing activities
Software development costs capitalized	(478,538)	(284,700)
Purchases of property and equipment	(25,973)	(81,399)
Purchases of marketable securities	(502,557)	(430,671)
Proceeds from sale of marketable securities	525,000	150,506
Net cash used in investing activities	(482,068)	(646,264)

Cash flows from financing activities
Principal payments on capital lease obligations	(21,974)	(17,078)
Principal payments on long-term debt	(60,277)	(4,079)
Principal payments on long-term debt-stockholders	(68,625)	-
Net cash used in financing activities	(150,876)	(21,157)

Net increase (decrease) in cash and cash equivalents	29,705	(45,767)

Cash and equivalents at beginning of period	322,047	257,056

Cash and cash equivalents at end of period	$351,752	$211,289

Supplemental disclosure of cash paid for:
Interest	$76,285	$5,689

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease obligation	$-	$29,800
Change in unrealized gain on marketable securities, net of tax	$2,984	$6,363

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

In connection with the execution of the Stock Purchase Agreement, the Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share. As a result, these shares have been classified as temporary equity in the accompanying balance sheets.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The acquisition was financed with a term loan from a financial institution in the amount of $476,500, a promissory note to two stockholders of the Company in the amount of $823,500, convertible promissory notes issued to the seller in the amount of $280,000 and the issuance of 200,000 shares of common stock of the Company to the sellers.

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

	Three months	Six months
	ended	ended
	June 30	June 30
	2006	2006
	(unaudited)	(unaudited)
Total revenue	$1,358,765	$2,360,609
Net income	$250,617	$435,349
Net income per share:
Basic and diluted	$0.03	$0.05
Weighted average common shares outstanding:
Basic	9,038,152	9,038,152
Diluted	9,644,887	9,341,519

4. Long-term Debt

Long-term Debt to Financial Institution

On August 16, 2006, the Company entered into a Bank Loan Agreement (Loan Agreement) with a financial institution to provide a promissory note term credit facility (Term Loan) for $476,500.

The Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011. Interest on the outstanding principal balance of the note is payable monthly beginning September 5, 2006, with a final payment on the maturity date. The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

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

As of June 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended June 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Note Payable-Stockholders

On August 16, 2006, the Company entered into a loan agreement (Stockholders’ Loan Agreement) and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6% of the outstanding common stock of the Company.

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

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. Interest expense of $18,363 and $36,131 was recorded in the Company’s statements of income for the three and six months ended June 30, 2007, respectively.

As of June 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended June 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

For the three and six months ended June 30, 2007 and 2006, the total share-based expense was recorded to the following line items of the Company’s statements of income.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	1,276,477	$0.528
Options granted	-	-
Options exercised	-	-
Options forfeited	(13,000)	$0.505
Options outstanding at June 30, 2007	1,263,477	$0.528	6.58	$556,920
Options exercisable at June 30, 2007	1,039,477	$0.533	6.03	$455,000

At June 30, 2007, the Company had 1,000,000 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options was $556,920.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Software:

•	Revenue from software sales for the quarter ended June 30, 2007 was $170,924 compared with $306,768 from the quarter ended June 30, 2006.

•	Software sales of Questa products were $136,120 for the quarter ended June 30, 2007. Sales of the Integra product were impacted primarily by customer upgrades to Integra.

•	Software sales of Avatar products for the quarter ended decreased 88.7% to $34,804 compared with $306,768 for the quarter ended June 30, 2006.

•	Sales of Avatar products were unusually strong during the second quarter of 2006 compared with the second quarter of 2007.

Maintenance:

•	Maintenance revenue for the quarter ended June 30, 2007 increased 73.8% to $651,099 compared with $374,685 in 2006.

•	The increase in maintenance revenue related to the Questa acquisition was $207,952 for the quarter ended June 30, 2007.

•	Maintenance revenue for existing products increased 18.3% to $443,147 compared with $374,685 in 2006.

•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2007 and 2006.

Professional services:

•	Professional service revenue for the quarter ended June 30, 2007 decreased 3.2% to $148,752 compared with $153,628 for the quarter ended June 30, 2006.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

•
Professional services related to existing products decreased 54.2% to $70,364 for the quarter ended June 30, 2007 compared with $153,628 in 2006. The decrease in professional services related to existing products was due to a very strong quarter in 2006.

Hardware:

•	Hardware sales for the quarter ended June 30, 2007 decreased to $2,648 compared with $91,207 in 2006.

•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

AVATAR SYSTEMS, INC.
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

•
Cost of maintenance revenue for existing products increased 32.2% to $91,639 compared with $69,334 in 2006. The increase in cost of maintenance revenue was directly related to the increase in maintenance revenue from strong ASP sales completed during 2007 and 2006.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

•
Sales and marketing expenses related to our existing business increased 69.3% to $107,260 for the quarter ended June 30, 2007 compared with $63,348 in 2006. The increase in sales and marketing expenses was related primarily to the addition of a director of marketing.

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

•
General and administrative expenses for our existing business increased 50.4% to $243,169 from $161,723 in 2006. General and administrative costs increased primarily due to charge-offs from bad debts, insurance costs, accounting and auditing costs incurred related to the Questa acquisition, and an increase in investor relations expenses.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

•
Amortization expense as a percentage of total revenue increased to 19.5% for the quarter ended June 30, 2007 compared with 10.6% in 2006. The increase in the percentage of amortization expense is related to the Questa acquisition.

Depreciation:

•	Depreciation expense decreased 1.6% to $51,107 for the quarter ended June 30, 2007 from $51,913 in 2006.

•	Depreciation expense related to the acquisition of Questa was $2,999.

•	Depreciation expense as a percentage of total revenue decreased to 5.3% for the quarter ended June 30, 2007 compared with 5.6% in 2006.

Other Income (Expense):

	Three months ended
	June 30,		Change
	2007	2006	Amount	%

Investment income	$4,231	$6,689	$(2,458)	(36.7)
Loss on sales of marketable securities	-	(258)	258	-
Interest expense	(69,329)	(3,265)	(66,064)	2,023.4
Total other income (expense)	$(65,098)	$3,166	$(68,264)	(2,156.2)

Investment Income:

•	Investment income decreased to $4,231 for the quarter ended June 30, 2007 from $6,689 because of lower invested balances subsequent to the acquisition of Questa.

Interest Expense:

•	Interest expense increased because of the debt incurred by the Company to acquire Questa.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Revenue for the six months ended June 30, 2007 increased 36.4% to $1,939,672 compared with $1,421,878 for the six months ended June 30, 2007. Overall revenue was primarily affected by the acquisition of Questa, which added $842,307 to total revenue for the six months ended June 30, 2007.

Software:

•	Revenue from software sales for the six months ended June 30, 2007 was $314,675 compared with $383,468 for the six months ended June 30, 2006.

•	Software sales of Questa products were $256,403 for the six months ended June 30, 2007. Sales of the Integra product were impacted primarily by customer upgrades to Integra.

•	Software sales of Avatar products for decreased 84.8% to $58,272 compared with $383,468 for the six months ended June 30, 2006.

•	Sales of Avatar products were unusually strong during the first two quarters of 2006.

Maintenance:

•	Maintenance revenue for the six months ended June 30, 2007 increased 80.4% to $1,277,393 compared with $708,074 in 2006.

•	The increase in maintenance revenue related to the Questa acquisition was $419,861 for the six months ended June 30, 2007.

•	Maintenance revenue for existing products increased 21.1% to $857,532 compared with $708,074 in 2006.

•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2006 and 2007.

Professional services:

•	Professional service revenue for the six months ended June 30, 2007 increased 50.9% to $325,643 compared with $215,860 for the same period last year.

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

•
Professional services related to existing products decreased 26.1% to $159,600 for the six months ended June 30, 2007 compared with $215,860 in 2006. The decrease in professional services was due to very strong first and second quarters in 2006.

Hardware:

•	Hardware sales for the six months ended June 30, 2007 decreased to $21,961 compared with $114,476 in 2006.

•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Software:

•	Cost of software sales for the six months ended June 30, 2007 decreased 37.3% to $102,252 compared with $163,017 for the six months ended June 30, 2006.

•	Cost of software sales of Questa products for the six months ended June 30, 2007 was $55,040.

•	Cost of software sales for existing products decreased 71.0% to $47,212 from $163,017 in 2006 primarily due to lower commission costs on lower sales volume.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

•
Cost of professional services for existing products increased 14.8% to $53,766 compared with $46,854 in 2006. The increase in cost of professional services was directly related to the increase in professional services revenue.

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

•
Sales and marketing expenses related to our existing business increased to $196,171 for the six months ended June 30, 2007 compared with $139,037 in 2006. The increase in sales and marketing expenses was related primarily to the addition of a director of marketing.

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

AVATAR SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

•
Amortization expense as a percentage of total revenue increased to 19.6% for the six months ended June 30, 2007 compared with 13.8% in 2006. The increase in the percentage was due primarily to the addition of amortizable assets from the Questa acquisition. The increase in the percentage was offset by higher reported total revenues.

Depreciation:

•	Depreciation expense decreased 0.2% to $102,214 for the six months ended June 30, 2007 from $102,437 in 2006.

•	Depreciation expense related to the acquisition of Questa was $5,999.

•	Depreciation expense as a percentage of total revenue decreased to 5.3% for the six months ended June 30, 2007 compared with 7.2% in 2006. The decrease is related to higher reported revenue.

Other Income (Expense):

	Six months ended
	June 30,		Change
	2007	2006	Amount	%

Investment income	$8,463	$12,304	$(3,841)	(31.2)
Loss on sales of marketable securities	(15)	(258)	243	(94.2)
Interest expense	(140,947)	(5,689)	(135,258)	2,377.5
Total other income (expense)	$(132,499)	$6,357	$(138,856)	(2,184.3)

Investment Income:

•	Investment income decreased to $8,463 for the six months ended June 30, 2007 from $12,304 because of lower invested balances subsequent to the acquisition of Questa.

Interest Expense:

•	Interest expense increased because of the debt incurred by the Company to acquire Questa.

Provision for Income Taxes:

For the six months ended June 30, 2007, we recorded a deferred tax expense of $4,924 based on the pretax income of $14,482 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2007. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities at June 30, 2007 were $728,961 compared with $941,357 at June 30, 2006. Cash and cash equivalents and marketable securities at December 31, 2006 were $717,162. Cash flows for the first half of 2007 were impacted positively by cash we collect from recurring maintenance agreements and software. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Cash flows from Operating Activities:

Cash flows from operating activities represent the most significant source of funding for operations. Operating activities provided cash flows of $662,649 and $621,654 for the six months ended June 30, 2007 and 2006, respectively.

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

Cash Flows from Investing Activities:

Net cash used in investing activities for the six month period ended June 30, 2007 of $482,068 consisted of capitalized software development costs of $478,538, purchases of computer equipment of $25,973. Net cash used in investing activities was offset by net proceeds of $22,443 from marketable securities.

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

Working Capital:

At June 30, 2007, we had a working capital deficit of $131,882 down from a negative working capital position of $16,877 at December 31, 2006. The decrease in working capital is attributable primarily to lower net income, cash used in investing activities of $482,068 and cash used in financing activities of $150,876. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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

As of June 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended June 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

AVATAR SYSTEMS, INC.

Dated: September 27, 2007	By:	/s/ ROBERT C. SHREVE, JR.
Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer