Form 10QSB
period 2007-09-30
AVATAR SYSTEMS INC
filed 2007-12-03
CIK 707063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from _______________________ to _______________________

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
Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 9,038,152 shares outstanding as of November 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avatar Systems, Inc.
BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,662	$322,047
Marketable securities	378,272	395,115
Accounts receivable	231,566	351,570
Prepaid expenses and other current assets	44,361	31,499
Deferred income taxes	21,614	16,853
Total current assets	893,475	1,117,084

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $644,061 and $489,004, respectively	367,090	456,514
PURCHASED SOFTWARE, net of accumulated amortization
of $1,218,546 and $989,144, respectively	1,784,817	2,014,219
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
of $2,118,962 and $1,779,122, respectively	3,126,783	2,752,417

OTHER ASSETS, net	129,759	173,876
Total assets	$6,301,924	$6,514,110

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$251,944	$273,504
Accrued expenses	138,217	161,678
Line-of-credit	145,067	145,067
Federal income taxes payable	19,419	-
Current maturities of capital lease obligations	22,109	32,335
Current maturities of long-term debt	95,300	88,165
Current maturities of notes payable-stockholders	109,620	71,608
Deferred revenue	356,742	361,604
Total current liabilities	1,138,418	1,133,961

DEFERRED INCOME TAXES	572,153	587,684

OTHER LONG-TERM LIABILITIES	85,434	93,361

LONG-TERM DEBT
Long-term capital lease obligations	28,255	34,549
Long-term debt	317,667	412,244
Note payable-stockholders	470,130	567,403
Convertible notes payable-stockholders	280,000	280,000
Total long-term debt	1,096,052	1,294,196
Total liabilities	2,892,057	3,109,202

COMMITMENTS AND CONTINGENCIES	-	-

TEMPORARY EQUITY
Common stock, subject to put rights, 200,000 shares issued and outstanding	101,000	101,000

PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized;
8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,166,034	2,154,741
Retained earnings	1,120,798	1,130,006
Accumulated other comprehensive income	13,197	10,323
Total stockholders' equity	3,308,867	3,303,908
Total liabilities, temporary equity and permanent stockholders' equity	$6,301,924	$6,514,110

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Software	$116,907	$266,051	$431,582	$649,519
Maintenance	656,043	478,439	1,933,436	1,186,512
Professional services	136,716	196,621	462,359	412,481
Hardware	99,353	78,442	121,314	192,919
Total revenue	1,009,019	1,019,553	2,948,691	2,441,431

Cost of revenue:
Software	34,606	100,026	136,858	274,603
Maintenance	156,561	108,833	386,069	226,274
Professional services	53,967	56,160	163,760	103,013
Hardware	94,367	66,951	113,285	158,578
Total cost of revenue	339,501	331,970	799,972	762,468

Gross profit	669,518	687,583	2,148,719	1,678,963

Operating expenses:
Sales and marketing	86,325	132,124	312,583	271,161
General and administrative	307,440	254,650	931,693	555,459
Amortization	189,747	148,144	569,242	344,467
Depreciation	52,843	57,062	155,057	159,499
Total operating expenses	636,355	591,980	1,968,575	1,330,586

Operating income	33,163	95,603	180,144	348,377

Other income (expense):
Investment income	4,483	6,465	12,945	18,770
Gain (loss) on sales of marketable securities	(516)	18,280	(531)	18,022
Interest expense	(65,563)	(33,522)	(206,509)	(39,212)
Total other expense	(61,596)	(8,777)	(194,095)	(2,420)

Income (loss) before income taxes	(28,433)	86,826	(13,951)	345,957

Deferred income tax expense (benefit)	(9,667)	29,521	(4,743)	117,625

NET INCOME (LOSS)	$(18,766)	$57,305	$(9,208)	$228,332

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(166)	(2,920)	4,355	6,722
Deferred income tax expense (benefit)	(56)	(993)	1,481	2,285
Other comprehensive income (loss)	(110)	(1,927)	2,874	4,437

Total comprehensive income (loss)	$(18,876)	$55,378	$(6,334)	$232,769

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.01	$(0.00)	$0.03

Weighted average common shares outstanding:
Basic	9,038,152	8,933,804	9,038,152	8,870,386
Diluted	9,038,152	9,297,546	9,038,152	9,017,950

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(9,208)	$228,332
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of software costs	569,242	344,467
Non-cash interest expense	94,656	11,077
Depreciation	155,057	159,499
(Gain) loss on sale of marketable securities	531	(18,022)
Stock compensation expense	11,293	3,577
Deferred income tax expense (benefit)	(21,773)	117,625
Changes in operating assets and liabilities:
Accounts receivable	120,004	(148,390)
Prepaid expenses and other current assets	(12,862)	2,231
Other assets	-	(12,906)
Accounts payable	(21,560)	132,885
Accrued expenses	(23,461)	30,710
Federal income taxes payable	19,419	-
Deferred revenue	(4,862)	85,351
Other long-term liabilities	(7,927)	76,626
Net cash provided by operating activities	868,549	1,013,062

Cash flows from investing activities
Software development costs capitalized	(714,206)	(499,143)
Purchases of property and equipment	(55,133)	(141,631)
Acquisition of Questa Software Systems, Inc., net of cash acquired	-	(1,776,095)
Purchases of marketable securities	(554,118)	(757,220)
Proceeds from sale of marketable securities	574,785	824,490
Net cash used in investing activities	(748,672)	(2,349,599)

Cash flows from financing activities
Principal payments on capital lease obligations	(27,020)	(27,298)
Principal payments on long-term debt	(87,442)	(13,262)
Principal payments on long-term debt-stockholders	(109,800)	-
Proceeds from line-of-credit	-	145,067
Proceeds from long-term debt	-	476,500
Proceeds from notes payable-stockholders	-	823,500
Net cash provided by (used in) financing activities	(224,262)	1,404,507

Net increase (decrease) in cash and cash equivalents	(104,385)	67,970

Cash and equivalents at beginning of period	322,047	257,056

Cash and cash equivalents at end of period	$217,662	$325,026

Supplemental disclosure of cash paid for:
Interest	$111,853	$28,135

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on marketable securities, net of tax	$2,874	$4,436
Purchase of equipment under capital lease obligation	$10,500	$29,800
Debt for additional consideration related to acquisition	$-	$75,000
Stock issued in connection with acquisition	$-	$101,000
Debt issued in connnection with acquisition	$-	$280,000
Stock options issued related to debt	$-	$379,197

See accompanying notes to financial statements.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was $900 included in interest expense and $1,490 for statutory penalties included in selling, general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30, 2007, or, during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

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
$2,239,423

The following unaudited pro forma information presents the 2006 results of operations of the Company as if the acquisition had occurred on January 1, 2006. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Three
	months	Nine months
	ended	ended
	September 30	September 30
	2006	2006
	(unaudited)	(unaudited)
Total revenue	$1,147,155	$3,507,763
Net income	$75,030	$387,991
Net income per share:
Basic and diluted	$0.01	$0.04
Weighted average common shares outstanding:
Basic	9,038,152	9,038,152
Diluted	9,481,894	9,052,733

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

As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan. Interest expense of $13,137 and $41,518 was recorded in the Company’s statements of operations for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended September 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. Interest expense of $15,991 and $50,539 was recorded in the Company’s statements of operations for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended September 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

Interest expense related to the convertible notes payable of $2,862 and $8,493 was recorded in the Company’s statements of operations for the three and nine months ended September 30, 2007, respectively.

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

6. Stock Option Plans

As of September 30, 2007, there were 1,263,477 options outstanding and 1,236,523 available for grant. Of this amount, 1,236,523 options were available for grant to employees, non-Director consultants, advisors, and the Company’s Directors.

For the three and nine months ended September 30, 2007 and 2006, the total share-based expense was recorded to the following line items of the Company’s statements of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating expenses:
General and administrative (employee related options)	$3,765	$3,577	$11,293	$3,577
Other income (expense):
Interest expense	29,127	10,788	92,057	10,788
Share-based expense before taxes	32,892	14,365	103,350	14,365
Related income tax benefits	(11,183)	(4,884)	(35,139)	(4,884)
Share-based expense, net of taxes	$21,709	$9,481	$68,211	$9,481

There were no stock options exercised for the three and nine months ended September 30, 2007, or the comparable period in 2006; therefore, no excess tax benefits were recorded.

As of September 30, 2007, there was $26,537 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.88 years.

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,276,477	$0.528
Options granted	-	-
Options exercised	-	-
Options forfeited	(13,000)	$0.505
Options outstanding at September 30, 2007	1,263,477	$0.528	6.33	$361,080
Options exercisable at September 30, 2007	1,188,810	$0.466	6.17	$339,053

At September 30, 2007, the Company had 1,224,000 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options was $361,080.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue:

	Three months ended September 30,		Change
	2007	2006	Amount	%
Software	$116,907	$266,051	$(149,144)	(56.1)
Maintenance	656,043	478,439	177,604	37.1
Professional services	136,716	196,621	(59,905)	(30.5)
Hardware	99,353	78,442	20,911	26.7
Total revenue	$1,009,019	$1,019,553	$(10,534)	(1.0)

Revenue for the quarter ended September 30, 2007 decreased 1.0% to $1,009,019 compared with revenue of $1,019,553 for the quarter ended September 30, 2006. Revenue was affected by a decrease in software sales and professional services, offset by an increase in maintenance revenue.

Software:

•	Revenue from software sales for the quarter ended September 30, 2007 was $116,907 compared with $266,051 from the quarter ended September 30, 2006.

•	Software sales of Questa products were $42,605 for the quarter ended September 30, 2007.

•	Software sales of Avatar products for the quarter decreased 38.3% to $74,302 compared with $120,493 for the quarter ended September 30, 2006.

•	Software sales were unusually strong for the quarter ended September 30, 2006 while 2007 sales for the same period in 2007 have been disappointing.

Maintenance:

•	Maintenance revenue for the quarter ended September 30, 2007 increased 37.1% to $656,043 compared with $478,439 in 2006.
•	Maintenance revenue related to the Questa acquisition was $235,006 for the quarter ended September 30, 2007.
•	Maintenance revenue for existing products increased 25.3% to $421,037 compared with $335,947 in 2006.
•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2006.
•	Maintenance revenue for the fourth quarter of 2007 will be impacted by an increase in maintenance prices provided for in our maintenance contracts effective September 1, 2007.
•	Maintenance revenue will also increase during the fourth quarter of 2007 due to the projected increase in software sales.

Professional services:

•	Professional service revenue for the quarter ended September 30, 2007 decreased 30.5% to $136,716 compared with $196,621 for the quarter ended September 30, 2006.

•	Professional services revenue related to the Questa acquisition for the quarter ended September 30, 2007 was $51,644.

•	Professional services related to existing products decreased 29.8% to $85,072 for the quarter ended September 30, 2007 compared with $121,168 in 2006.

•	Professional services for the quarter ended September 30, 2007 decreased in relation to weaker software sales.

•	Professional services for the fourth quarter of 2007 are expected to be significantly higher in relation to the projected increase in software sales and demand for custom programming services.

Hardware:

•	Hardware sales for the quarter ended September 30, 2007 increased to $99,353 compared with $78,442 in 2006.

•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

Cost of Revenue:

	Three months ended September 30,		Change
	2007	2006	Amount	%
Software	$34,606	$100,026	$(65,420)	(65.4)
Maintenance	156,561	108,833	47,728	43.9
Professional services	53,967	56,160	(2,193)	(3.9)
Hardware	94,367	66,951	27,416	40.9
Total cost of revenue	$339,501	$331,970	$7,531	2.3

Cost of revenue for the quarter ended September 30, 2007 increased 2.3% to $339,501 compared with $331,970 in 2006. Cost of revenue as a percentage of total revenue increased to 33.6% for the quarter ended September 30, 2007 from 32.6% in 2006. Cost of revenue was primarily affected by the decrease in cost of software related to lower software sales, offset by higher salaries related to the increase in software maintenance revenue and the increase in cost of hardware sold.

Software:

•	Cost of software sales for the quarter ended September 30, 2007 decreased 65.4% to $34,606 compared with $100,026 for the quarter ended September 30, 2006.

•	Cost of software sales for existing products decreased 57.6% to $29,566 from $69,777 in 2006.

•	Cost of software as a percentage of the related revenue decreased to 29.6% for the quarter ended September 30, 2007 from 37.6% in 2006.

•	Lower cost of software sales and the decrease in the percentage of cost of software was related to lower commission costs on lower software sales volume.

•
Our primary supplier of database components has changed their pricing structure so that the database is now available for distribution to us at no cost. We had expected an increase cost of software sales in the future because the supplier had previously increased the price of the database component.

Maintenance:

•	Cost of maintenance revenue for the quarter ended September 30, 2007 increased 43.9% to $156,561 compared with $108,833 in 2006.

•	Cost of maintenance revenue related to the Questa acquisition was $22,223 for the quarter ended September 30, 2007.

•
Cost of maintenance revenue for existing products increased 112.0% to $134,338 compared with $63,354 in 2006. The increase in cost of maintenance revenue was related to the increase in maintenance revenue from strong ASP sales completed during 2007 and 2006 and the increase in database components that was mentioned previously.

•	Cost of maintenance as a percentage of the related revenue increased to 23.9% for the quarter ended September 30, 2007 compared with 22.7% in 2006.

Professional services:

•	Cost of professional services for the quarter ended September 30, 2007 decreased 3.9% to $53,967 compared with $56,160 in 2006.

•	Cost of professional services related to the Questa acquisition was $24,132 for the quarter ended September 30, 2007.

•	Cost of professional services for existing products decreased 1.1% to $29,835 compared with $30,173 in 2006.

•
Cost of professional services as a percentage of the related revenue increased to 39.5% for the quarter ended September 30, 2007 compared with 28.6% in 2006. The increase in the percentage of cost of professional services is related to the decrease professional services revenue

Hardware:

•	Cost of hardware sales for the quarter ended September 30, 2007 increased to $94,367 compared with $66,951 in 2006.

•	The increase in cost of hardware sales is directly related to the increase in hardware sales.

•	The increase in the cost of hardware sales as a percentage of the related revenue is due to products that we sold during the quarter that have a lower markup.

Operating Expenses:

	Three months ended September 30,		Change
	2007	2006	Amount	%
Sales and marketing	$86,325	$132,124	$(45,799)	(34.7)
General and administrative	307,440	254,650	52,790	20.7
Amortization	189,747	148,144	41,603	28.1
Depreciation	52,843	57,062	(4,219)	(7.4)
Total operating expenses	$636,355	$591,980	$44,375	7.5

Sales and Marketing:

•	Sales and marketing expenses for the quarter ended September 30, 2007 decreased 34.7% to $86,325 compared with $132,124 in 2006.

•	Sales and marketing expenses as a percentage of total revenues decreased to 8.6% for 2007 compared with 13.0% for 2006.

•	Sales and marketing expenses related to the Questa acquisition for the quarter ended September 30, 2007 were $15,135.

•
The decrease in sales and marketing for the quarter ended September 30, 2007 is due to efficiencies that have been created by the consolidation of our marketing efforts subsequent to our acquisition of Questa.

•
Sales and marketing expenses for the quarter ended September 30, 2006 were unusually high due to the Questa acquisition and expenses we incurred initially for changes in our marketing materials due to the acquisition.

General and administrative:

•	General and administrative expenses for the quarter ended September 30, 2007 increased 20.7% to $307,440 compared with $254,650 in 2006.

•
General and administrative expenses as a percentage of total revenue increased to 30.5% for the quarter ended September 30, 2007, compared with 25.0% in 2006. The increase in general and administrative expense as a percentage of total revenue resulted from the Questa acquisition and the increases referred to above.

•	General and administrative expenses related to the Questa acquisition for the quarter ended September 30, 2007 were $72,359.

•
The increase in general and administrative expense was related to the $72,359 related to the Questa acquisition and a professional fee of $25,000 offset by a reduction of $26,274 in insurance costs and a reduction in expenses related to investor relations of $34,500.

Amortization:

•	Amortization expense increased 28.1% to $189,747 for the quarter ended September 30, 2007 from $148,144 in 2006.

•	The increase in amortization expense related to the acquisition of Questa was $78,318.

•
Amortization expense as a percentage of total revenue increased to 18.8% for the quarter ended September 30, 2007 compared with 14.5% in 2006. The increase in the percentage of amortization expense is related to the Questa acquisition.

Depreciation:

•	Depreciation expense decreased 7.4% to $52,843 for the quarter ended September 30, 2007 from $57,062 in 2006.

•	Depreciation expense related to the acquisition of Questa was $2,999.

•	Depreciation expense as a percentage of total revenue decreased to 5.2% for the quarter ended September 30, 2007 compared with 5.6% in 2006.

Other Income (Expense):

	Three months ended September 30,		Change
	2007	2006	Amount	%
Investment income	$4,483	$6,465	$(1,982)	(30.7)
Gain (loss) on sales of marketable securities	(516)	18,280	(18,796)	(102.8)
Interest expense	(65,563)	(33,522)	(32,041)	95.6
Total other income (expense)	$(61,596)	$(8,777)	$(52,819)	601.8

Investment Income:

•	Investment income decreased to $4,483 for the quarter ended September 30, 2007 from $6,465 because of lower invested balances subsequent to the acquisition of Questa.

•	We realized a gain of $18,280 on the sale of marketable securities during the quarter ended September 30, 2006 when we sold temporary investments.

Interest Expense:

•
The increase in interest expense is a result of the debt related to the Questa acquisition outstanding for the entire quarter ended September 30, 2007 and only for a portion of the quarter ended September 30, 2006 when the transaction was closed.

Provision for Income Taxes:

For the quarter ended September 30, 2007, we recorded a deferred tax benefit of $9,667 based on the pretax loss of $28,433 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2007. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

Revenue:

	Nine months ended September 30,		Change
	2007	2006	Amount	%
Software	$431,582	$649,519	$(217,937)	(33.6)
Maintenance	1,933,436	1,186,512	746,924	63.0
Professional services	462,359	412,481	49,878	12.1
Hardware	121,314	192,919	(71,605)	(37.1)
Total revenue	$2,948,691	$2,441,431	$507,260	20.8

Revenue for the nine months ended September 30, 2007 increased 20.8% to $2,948,691 compared with $2,441,431 for the nine months ended September 30, 2007. Overall revenue was primarily affected by an increase in maintenance revenue because of the Questa acquisition and an increase in our ASP services from new customers in 2006. The increase in maintenance revenue on total revenue was reduced by weaker software sales for the nine months ended September 30, 2007.

Software:

•	Revenue from software sales for the nine months ended September 30, 2007 was $431,582 compared with $649,519 for the nine months ended September 30, 2006.

•	Software sales of Questa products was $299,008 for the nine months ended September 30, 2007.

•	Software sales of Avatar products decreased 73.7% to $132,574 compared with $503,962 for the nine months ended September 30, 2006.

•	Software sales were unusually strong for the nine months ended September 30, 2006 while 2007 sales for the same period in 2007 have been disappointing.

Maintenance:

•	Maintenance revenue for the nine months ended September 30, 2007 increased 63.0% to $1,933,436 compared with $1,186,512 in 2006.

•	Maintenance revenue related to the Questa acquisition was $654,867 for the nine months ended September 30, 2007.

•	Maintenance revenue for existing products increased 22.5% to $1,278,569 compared with $1,044,021 in 2006.

•	The increase in maintenance revenue was primarily related to the strength of ASP sales in 2006 and 2007.

Professional services:

•	Professional service revenue for the nine months ended September 30, 2007 increased 12.1% to $462,359 compared with $412,481 for the same period last year.

•	Professional services revenue related to the Questa acquisition was $217,687.

•	Professional services related to existing products decreased 27.4% to $244,672 for the nine months ended September 30, 2007 compared with $337,028 in 2006.

•	The demand for professional services for the nine months ended September 30, 2007 has been weaker because of lower software sales.

Hardware:

•	Hardware sales for the nine months ended September 30, 2007 decreased to $121,314 compared with $192,919 in 2006.

•
Questa was not a reseller of hardware products. We expect hardware sales to increase in the future because of the acquisition, anticipated technology changes and relationships that we have with hardware vendors.

Cost of Revenue:

	Nine months ended September 30,		Change
	2007	2006	Amount	%
Software	$136,858	$274,603	$(137,745)	(50.2)
Maintenance	386,069	226,274	159,795	70.6
Professional services	163,760	103,013	60,747	59.0
Hardware	113,285	158,578	(45,293)	(28.6)
Total cost of revenue	$799,972	$762,468	$37,504	4.9

Cost of revenue for the nine months ended September 30, 2007 increased 4.9% to $799,972 compared with $762,468 in 2006. Cost of revenue as a percentage of total revenue decreased to 27.1% for the nine months ended September 30, 2007 from 31.2% in 2006. Overall cost of revenue was primarily affected by higher maintenance revenue, but was reduced by lower software sales for the nine months ended September 30, 2007.

Software:

•	Cost of software sales for the nine months ended September 30, 2007 decreased 50.2% to $136,858 compared with $274,603 for the nine months ended September 30, 2006.

•	Cost of software sales of Questa products for the nine months ended September 30, 2007 was $51,720.

•	Cost of software sales for existing products decreased 65.2% to $85,138 from $244,354 in 2006.

•	Cost of software as a percentage of the related revenue decreased to 31.7% for the nine months ended September 30, 2007 from 42.3% in 2006.

•	Cost of software sales decreased primarily due to lower commission costs on lower sales volume.

•
Our primary supplier of database components has changed their pricing structure so that the database is now available for distribution to us at no cost. We had expected an increase cost of software sales in the future because the supplier had previously increased the price of the database component.

Maintenance:

•	Cost of maintenance revenue for the nine months ended September 30, 2007 increased 70.6% to $386,069 compared with $226,274 in 2006.

•	Cost of maintenance revenue related to the Questa acquisition was $76,006 for the nine months ended September 30, 2007.

•	Cost of maintenance revenue for existing products increased 71.5% to $310,063 compared with $180,795 for the same period last year.

•	Cost of maintenance as a percentage of the related revenue remained increased slightly to 20.0% for the nine months ended September 30, 2007 compared with 19.1% in 2006.

•	Cost of maintenance increased in relation to the increase in maintenance revenue.

Professional services:

•	Cost of professional services for the nine months ended September 30, 2007 increased 59.0% to $163,760 compared with $103,013 in 2006.

•	Cost of professional services related to the Questa acquisition was $80,160 for the nine months ended September 30, 2007.

•	Cost of professional services for existing products increased 8.5% to $83,600 compared with $77,026 in 2006.

•	Cost of professional services as a percentage of the related revenue increased to 35.4% for the nine months ended September 30, 2007 compared with 25.0% in 2006.

•	Cost of professional services increased because professional services with a higher cost component were performed.

Hardware:

•	Cost of hardware sales for the nine months ended September 30, 2007 decreased to $113,285 compared with $158,578 in 2006.

Operating Expenses:

	Nine months ended September 30,		Change
	2007	2006	Amount	%
Sales and marketing	$312,583	$271,161	$41,422	15.3
General and administrative	931,693	555,459	376,234	67.7
Amortization	569,242	344,467	224,775	65.3
Depreciation	155,057	159,499	(4,442)	(2.8)
Total operating expenses	$1,968,575	$1,330,586	$637,989	47.9

Sales and Marketing:

•	Sales and marketing expenses for the nine months ended September 30, 2007 increased 15.3% to $312,583 compared with $271,161 in 2006.

•	Sales and marketing expenses related to the Questa acquisition for the nine months ended September 30, 2007 were $45,223.

•	Sales and marketing expenses for our existing business increased 8.2% to $267,360 from $246,984 in 2006.

•	Sales and marketing expenses as a percentage of total revenues decreased to 10.6% for 2007 compared with 11.1% for 2006.

General and administrative:

•	General and administrative expenses for the nine months ended September 30, 2007 increased 67.7% to $931,693 compared with $555,459 in 2006.

•	General and administrative expenses related to the Questa acquisition for the nine months ended September 30, 2007 were $199,451.

•
General and administrative expenses for our existing business increased 52.3% to $732,242 from $480,899 in 2006. General and administrative costs increased primarily due to higher salaries, charge-offs from bad debts, professional fees, telephone expense, franchise taxes, expenses related to our user conference, and accounting and auditing costs incurred related to the Questa acquisition.

•
General and administrative expenses as a percentage of total revenue increased to 31.6% for the nine months ended September 30, 2007, compared with 22.8% in 2006. The increase in general and administrative expense as a percentage of total revenue arising from the Questa acquisition and the increases in cost referred to above.

Amortization:

•	Amortization expense increased 65.3% to $569,242 for the nine months ended September 30, 2007 from $344,467 in 2006.

•	The increase in amortization expense related to the acquisition of Questa was $234,954.

•
Amortization expense as a percentage of total revenue increased to 19.3% for the nine months ended September 30, 2007 compared with 14.1% in 2006. The increase was due primarily to the addition of amortizable assets from the Questa acquisition. The increase in the percentage of amortization expense to total revenue was reduced by higher reported total revenues.

Depreciation:

•	Depreciation expense decreased 2.8% to $155,057 for the nine months ended September 30, 2007 from $159,499 in 2006.

•	Depreciation expense related to the acquisition of Questa was $8,998.

•	Depreciation expense as a percentage of total revenue decreased to 5.3% for the nine months ended September 30, 2007 compared with 6.5% in 2006. The decrease is related to higher reported revenue.

Other Income (Expense):

	Nine months ended
	September 30,		Change
	2007	2006	Amount	%
Investment income	$12,945	$18,770	$(5,825)	(31.0)
Loss on sales of marketable securities	(531)	18,022	(18,553)	(102.9)
Interest expense	(206,509)	(39,212)	(167,297)	426.6
Total other expense	$(194,095)	$(2,420)	$(191,675)	7,920.5

Investment Income:

•	Investment income decreased to $12,945 for the nine months ended September 30, 2007 from $18,770 because of lower invested balances subsequent to the acquisition of Questa.
•	We realized a gain on the sale of marketable securities of $18,022 during the nine months ended September 30, 2006 when we sold temporary investments.

Interest Expense:

•
Interest expense increased because of the debt incurred by the Company to acquire Questa. The increase in interest expense for the period ended September 30, 2007 includes nine months of interest on the outstanding debt to purchase Questa contrasted with approximately 45 days for the period ended September 30, 2006.

Provision for Income Taxes:

For the nine months ended September 30, 2007, we recorded a deferred tax benefit of $4,743 based on the pretax loss of $13,951 using an effective tax rate of 34%, which is our anticipated effective tax rate for the fiscal year 2007. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities at September 30, 2007 were $595,934 compared with $713,501 at September 30, 2006. Cash and cash equivalents and marketable securities at December 31, 2006 were $717,162. Cash flows for the nine months ended September 30, 2007 were impacted positively by cash we collected from software sales, recurring maintenance agreements, and professional services. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Cash flows from Operating Activities:

Cash flows from operating activities represent the most significant source of funding for operations. Operating activities provided cash flows of $866,160 and $1,013,062 for the nine months ended September 30, 2007 and 2006, respectively.

The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations and principal payments on capital lease obligations and long-term debt.

We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but it will be impacted by fluctuations in software and hardware sales and debt service requirements.

Cash Flows from Investing Activities:

Net cash used in investing activities for the nine month period ended September 30, 2007 of $767,950 consisted of capitalized software development costs of $714,206 and purchases of computer equipment of $55,133.

Net cash used in investing activities for the nine month period ended September 30, 2006 of $2,349,599 included $499,143 in capitalized software development costs, purchases of computer equipment of $141,631, cash paid for the acquisition of Questa Software Systems, Inc. of $1,776,095, and net marketable securities sold of $67,270.

Cash Flows from Financing Activities:

Net cash used in financing activities for the nine month period ended September 30, 2007 of $202,595 was applied to principal payments on capital lease obligations, long-term debt, and long-term debt-stockholders.

Net cash provided by financing activities for the nine months ended September 30, 2006 of $1,404,507 was from proceeds from a line-of-credit of $145,067, proceeds of long-term debt from a financial institution of $476,500 and proceeds from long-term debt to stockholders of $823,500. Net cash provided by financing activities was offset by principal payments on capital lease obligations and long-term debt of $27,298 and $13,262, respectively.

Working Capital:

At September 30, 2007, we had a working capital deficit of $231,218 down from a negative working capital position of $16,877 at December 31, 2006. The decrease in working capital is attributable primarily to less cash provided by operating activities due to a net loss for the nine months ended September 30, 2007, cash used in investing activities of $767,950 and cash used in financing activities of $202,595. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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

As of September 30, 2007, the Company was not in compliance with the Current Ratio and Minimum Free Cash Flow to Certain Fixed Costs covenants. The Company has received a waiver of these requirements for the quarter ended September 30, 2007. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

AVATAR SYSTEMS, INC.

Dated: November 29, 2007	By:	/s/ ROBERT C. SHREVE, JR.
Robert C. Shreve, Jr.
Chief Executive Officer Chief Financial Officer