Form 10KSB
period 2007-12-31
AVATAR SYSTEMS INC
filed 2008-04-04
CIK 707063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 COMMISSION FILE NUMBER: 000-32925

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

☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

The Issuer’s revenue for its most recent fiscal year was $4,918,980

The aggregate market value of the shares held by non-affiliates was approximately $473,607 based upon the last trade price of $.56 per share of Common Stock on the OTC Pink Sheets as of January 17, 2008.

As of March 25, 2008, 9,038,152 shares of the Issuer’s $0.001 par value common stock were outstanding.

The following documents are incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

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

Avatar’s stock symbol is AVSY.PK. Our common stock began trading on the Over-the-Counter Pink Sheets on April 2, 2001.

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

Within the upstream sector, the exploration and production divisions of oil and gas companies are chartered with finding, developing and managing the production of oil and gas reserves. Petroleum companies continually need to add new reserves of oil and gas at a faster rate than existing reserves are depleted. Optimizing a portfolio of oil and gas reserves is an ongoing process, whereby, petroleum companies explore, evaluate, develop, manage and divest petroleum interests.

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

Integra Energy

The Integra Energy Management Software System provides accounting, land, production, field capture and drilling operations software for domestic oil & gas operators, investors, and drilling companies. The 32-bit Microsoft Windows compliant product utilizes industry standard high performance relational database technology to bring companies flexible, fully integrated solutions that adapt and improve with advances in technology. Comprehensive support for EDI, eCommerce and EFT are incorporated into the products via uploads, downloads and support for industry standard data exchange and interfaces for CDEX, JIBE, CODE, GRADE, IHS/PI/Dwights, Aries, GeoGraphix, Federal and State electronic filing. Integra’s extended database technology supports multiple database platforms including but not limited to the following: Microsoft SQL Server, Oracle and IBM DB2.

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

Developing and Enhancing New Technologies

Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange. During fiscal 2008, our product development efforts will include rollout of production /land modules for our Petroware2000 product, DASHBOARD, and further integration of imaging functionality in our Petroware2000, Integra, and AS400 products.

Pursuing Acquisitions and Strategic Alliances

We have successfully completed three acquisitions since 1996. We will continue to evaluate potential acquisitions of other companies or technologies to expand our solutions, services, or market penetration. In addition, as we expand in our markets, we intend to enter into additional sales and marketing strategic alliances in such markets. We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

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

Customers

The Company had one customer that accounted for more than 10% of revenue during the year ended December 31, 2007. In 2006, no single customer accounted for 10% or more of the Company’s revenues.

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

Product Development

Our capitalized software development costs have been focused on the development of our Avatar400, Petroware2000 and Integra products. We capitalize software development costs applicable to each product after technological feasibility has been established until the product is released to the market. In 2007 and 2006, our product development expenditures were $978,611 and $754,852, respectively.

Employees

As of December 31, 2007, we had 29 employees, of which, 15 were engaged in product development and customer support, 5 in finance and administration, 3 in management, 4 in sales and marketing, 1 in professional services and 1 in information technology. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our success depends, to a significant extent, upon the continued contributions of our senior management and other key personnel, many of whom would be difficult to replace. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

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

We have grown our business primarily through the acquisition of other companies and assets and plan to continue this growth strategy for the foreseeable future. If we are unsuccessful in identifying, acquiring, and integrating other companies, we may not achieve our anticipated levels of growth. A substantial portion of our current revenue is derived from businesses or technologies that we have acquired. Although we continually evaluate acquisition opportunities, we may be unable to identify suitable acquisition candidates or successfully negotiate or finance any future acquisitions. We may also be unable to integrate any acquired companies.

Acquiring other companies or technologies involves many risks and difficulties, including:

•	diversion of management's attention from our existing business;
•	increased fixed costs, which could cause profits to decrease;
•	assumption of unknown material liabilities of acquired companies;
•	large write-offs and amortization expenses related to goodwill and other intangible assets;
•	difficulty in integrating an acquired company's personnel and culture with our personnel and culture;
•	difficulty in integrating an acquired company's accounting and information systems with our accounting and information systems;
•	difficulty in maintaining standards, controls, procedures and policies across the combined companies;
•	issuances of equity securities that may dilute your interest in our company;
•	incurring additional debt; and
•
disruption of our ongoing business and operations, which could, among other things, impair our reputation and our relationships with customers and employees and potentially cause the loss of our own key employees or those of an acquired company.

FAILURE TO MANAGE OUR GROWTH COULD RESULT IN INEFFICIENT OPERATIONS.

Our acquisition strategy could strain our infrastructure, management, internal controls and financial systems. We may not be able to manage our present growth or any future expansion, which could cause substantial increases in our operating costs without corresponding increases in our revenue. To support our growth, we will need to continue to hire qualified employees in all areas of our business. This planned strategy could strain our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in an inefficient workforce and may harm our operating results.

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

Many of our products and services depend on complex software that is both internally developed and licensed from third parties. Complex software often contains defects. This is particularly true when the software is first introduced, or when new versions are released. Although we test our software, we may not discover software defects that affect current or planned services or enhancements until after they are deployed. These defects could cause service interruptions.

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

Item 3. Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our common stock is traded on the Over-the-Counter Pink Sheets. Our trading symbol is AVSY.PK. There was only nominal trading in the shares of our common stock in 2007. No assurance can be given that an active market will exist for our common stock in the future. On March 25, 2008, the closing bid price was $0.41 and the closing ask price was $0.90.

The table below summarizes the range of high and low reported sales prices for our common stock for the periods indicated:

	2007		2006
Quarter ended	High	Low	High	Low
March 31	$1.05	$0.79	$1.01	$0.41
June 30	$1.10	$0.90	$0.85	$0.41
September 30	$1.05	$0.80	$0.80	$0.41
December 31	$1.01	$0.40	$0.95	$0.64

Holders

As of March 25, 2008, the Company had approximately 450 shareholders of record, its common stock had a closing bid price of $0.41 per share, and a closing ask price of $0.90 per share.

Dividends

We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the near future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,258,477	$0.528	1,241,523

Total	1,258,477	$0.528	1,241,523

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

Marketable Securities

Marketable securities at December 31, 2007 and 2006 consisted of corporate equities. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2007 and 2006, the Company's marketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains and losses reported as other comprehensive income or loss within the stockholders' equity section of the accompanying balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Software Development Costs

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $978,611 and $754,852 of software development costs during the years ended December 31, 2007 and 2006, respectively. Capitalized software development costs are amortized using the straight-line method over a period that approximates the estimated economic life of the products, which historically has been seven years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. No charge was recorded in 2007 or 2006 for unamortized software costs that exceeded the net realizable value. Amortization of capitalized developed software charged to expense was $457,134 and $406,049 for the years ended December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. During the years ended December 31, 2007 and 2006, the Company recorded no impairment charges.

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

Hardware sales are recorded as revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized when title and/or risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized under the gross method in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principle vs. Net as an Agent. As such, revenue includes the value of the product sold.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense for the years ended December 31, 2007 and 2006 of $83,943 and $7,341, respectively.

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

As of January 1, 2007, the Company adopted the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the twelve months ended December 31, 2007. There was an insignificant amount of selling, general and administrative expense recognized for the same period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations.

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

The Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011. Interest on the outstanding principal balance of the note is payable monthly, with a final payment on the term maturity date. The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

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

In connection with the Loan Agreement, Robert C. Shreve, the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of the financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan. For the years ended December 31, 2007 and 2006, $53,924 and $19,462 respectively, were recorded as interest expense in the accompanying statements of income and comprehensive income.

At December 31, 2007 and 2006, the Company was not in compliance with certain financial covenants of the Loan Agreement. The Company has received a waiver of the requirements at December 31, 2007 and 2006. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Note Payable-Stockholders

On August 16, 2006, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

The promissory note is payable in 53 monthly principal payments of $13,725 beginning on March 5, 2007 and a final payment of the outstanding principal balance on the August 5, 2011. Interest on the outstanding principal balance of the note is payable monthly, with a final payment on the term maturity date. The note bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

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

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. For the years ended December 31, 2007 and 2006, $65,643 and $23,690, respectively, were recorded as interest expense in the accompanying statement of income and comprehensive income.

At December 31, 2007 and 2006, the Company was not in compliance with certain financial covenants of the loan agreement. The Company has received a waiver of the requirements at December 31, 2007 and 2006. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

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

The Seller Promissory Notes is unsecured and may be prepaid at the Company's option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance. The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

4. Temporary Equity

On August 18, 2006, the Company issued 200,000 shares of its common stock to the sellers of Questa, in connection with the execution of a Stock Purchase Agreement to acquire Questa. The Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share. The shares were valued at $0.505 per share in accordance with EITF 99-12, and because of the potential obligation to repurchase the shares on August 18, 2011; the shares were recorded as temporary equity in accordance with EITF Topic No. 98, Classification and Measurement of Redeemable Securities

5. Stock Options

2000 Stock Compensation Plan

The 2000 Stock Compensation Plan authorizes the grant of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options (“ISOs”), and, the plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the plan may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the plan. At the discretion of the Compensation Committee, any option may include a “reload” feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

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

At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $21,202, which will be recognized during 2008. There were no 2000 Stock Compensation Plan options exercised during the year ended December 31, 2007.

Information regarding the 2000 Stock Compensation Plan option transactions for the year ended December 31, 2007 is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	276,477	$0.611	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(18,000)	$0.505	-
Options outstanding at December 31, 2007	258,477	$0.619	7.74
Options exercisable at December 31, 2007	185,477	$0.664	7.39

Information regarding the 2000 Stock Compensation Plan options outstanding as of December 31, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.250	39,477	2.78	$1.250	$-	39,477	$1.250	$-
$ 0.505	219,000	8.64	$0.505	$9,855	146,000	$0.505	$6,570

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

Information regarding non-qualified stock option transactions for the year ended December 31, 2007 is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	1,000,000	$0.505	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options outstanding at December 31, 2007	1,000,000	$0.505	5.63
Options exercisable at December 31, 2007	1,000,000	$0.505	5.63

Information regarding non-qualified stock options outstanding as of December 31, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.505	1,000,000	5.63	$0.505	$45,000	1,000,000	$0.505	$45,000

6. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R for stock-based compensation plans. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of income and other comprehensive income over the requisite service period.

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

Share-based compensation expense included in general and administrative expenses and share-based interest expense for options issued in connection with the stockholder debt and debt issuance costs recognized for the year ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Operating expenses:
General and administrative (employee related options)	$83,943	$7,341
Other income (expense):
Interest expense	119,567	43,152
Share-based expense before taxes	203,510	50,493
Related income tax benefits	(69,194)	(17,168)
Share-based expense, net of taxes	$134,316	$33,325

In the fourth quarter of 2007, the Company recorded a total of $69,000 in adjustments to stock compensation expense, which consisted principally of a prior-period adjustment of $53,000. The prior period adjustment related to options that were vested on the grant date. The Company determined that the adjustment would have an immaterial effect to the Company’s financial statements for the respective twelve-month periods ended December 31, 2006 and 2007, based upon management’s qualitative and quantitative analysis relative to its materiality consistent with the appropriate accounting guidance. The remaining adjustments related primarily to an interim period change in forfeiture rates.

Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Line-of-Credit. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the BSOPM model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan. The Company recorded $53,924 and $19,462 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2007 and 2006, respectively.

The Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company. As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. The Company recorded $65,643 and $23,690 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2007 and 2006, respectively.

Results of Operations

Revenue

	Year ended December 31,		Change
	2007	2006	Amount	%

Software	$843,920	$816,688	$27,232	3.3
Maintenance	2,639,498	1,825,639	813,859	44.6
Professional services	618,154	686,547	(68,393)	(10.0)
Hardware	817,408	326,579	490,829	150.3
Total revenue	$4,918,980	$3,655,453	$1,263,527	34.6

Our revenue includes four components: software licensing fees, maintenance, professional services, and hardware. Our revenues for the year ended December 31, 2007 increased 34.6% to $4,918,980 compared with revenues of $3,655,453 for the year ended December 31, 2006. Our overall revenues were primarily affected by the additional maintenance revenue related to the acquisition of Questa, increases in our ASP revenues, and a large hardware sale in December.

Software

•	Software sales for the year ended December 31, 2006 increased 3.3% to $843,920 from $816,688 in 2006.

•	Sales of our Integra and AS400 products increased $126,132 and $29,725, respectively, but were offset by decreases of $81,319 and $23,848 in our Petroware2000 and iSynergy products.

•	Petroware2000 and iSynergy licensed products sales were unusually strong in 2006. Demand was higher for our Petroware2000 ASP services in 2007.

Maintenance

•	Maintenance revenue for the year ended December 31, 2007 increased 44.6% to $2,639,498 compared with maintenance revenue of $1,825,639 in 2006.

•
Maintenance revenue was primarily impacted by the addition of Questa revenue of $551,475 followed by an increase in Petroware of $118,858, which was driven by higher Petroware ASP revenue, and a CPI increase provided for in our maintenance contracts.

•	Maintenance revenue increased $55,148 as result of a price increase on the database component of our Petroware2000 product.

•
AS400 maintenance increased $25,029 due to the CPI price increase provided for in our maintenance contracts. AS400 maintenance should increase in 2008 because of a contract that was closed in December of 2007.

Professional services

•	Professional service revenue for the year ended December 31, 2007 decreased 10.0% to $618,154 compared to $686,547 in 2006.

•	The decrease in professional services revenue of $68,393 was due primarily to lower demand for custom programming services.

•	Custom programming services related to Integra and Petroware products decreased $30,712 and $25,877, respectively.

Hardware

•	Hardware sales for the year ended December 31, 2007 increased 150.3% to $817,408 compared with hardware sales of $326,579 in 2006.

•	The increase in hardware sales of $490,829 was primarily the result of a large sale completed to one customer during December of 2007.

•	Hardware sales related to our document imaging product decreased $43,548 after unusually strong sales in 2006.

Cost of Revenue

	Year ended December 31,		Change
	2007	2006	Amount	%

Software	$167,827	$324,008	$(156,181)	(48.2)
Maintenance	504,782	388,277	116,505	30.0
Professional services	213,790	161,546	52,244	32.3
Hardware	595,154	266,655	328,499	123.2
Total cost of revenue	$1,481,553	$1,140,486	$341,067	29.9

Our cost of revenue includes four components: cost of software, cost of maintenance revenue, cost of professional services, and cost of hardware sales. Our cost of revenue for the year ended December 31, 2007 increased 29.9% to $1,481,553 compared with $1,140,486 in 2006. Cost of revenue as a percentage of total revenue decreased to 30.1% for the year ended December 31, 2007 from 31.2% in 2006. The overall increase in cost of revenue was directly related to the increase in hardware sales.

Software

•	Cost of software sales for the year ended December 31, 2007 decreased 48.2% to $167,827 from $324,008 in 2006.

•	Cost of software sales was lower primarily due to lower commissions in relation to Petroware2000 licensed software sales of $83,514.

•	The primary supplier of our database component has changed their pricing structure so that the database is now available for distribution to us at no cost.

•	Sales commissions on our AS400 software were $20,997 lower.

•	Our cost of providing document imaging services was $18,038 lower due to lower software sales.

•	Cost of software as a percentage of the related revenue decreased to 19.9% for the year ended December 31, 2007 from 39.7% in 2006.

Maintenance

•	Cost of maintenance revenue for the year ended December 31, 2007 increased 30.0% to $504,782 compared with $388,277 in 2006.

•
Cost of maintenance revenue increased due to higher personnel costs of $77,206, commission on ASP sales of $36,268, and data center utilities of $12,956 offset by a reduction in ASP hardware rental of $9,491. These costs increased in relation to higher revenues from ASP services.

•	Cost of maintenance as a percentage of the related revenue decreased to 19.1% for the year ended December 31, 2007 from 21.3% in 2006.

Professional Services

•	Cost of professional services for the year ended December 31, 2007 increased 32.3% to $213,790 compared with $161,546 in 2006.

•	Cost of professional services increased due to higher salaries of $39,116 and commissions of $30,610 offset by lower outsourced services of $18,240.

•	Cost of professional services as a percentage of the related revenue increased to 34.6% for 2007 and 23.5% in 2006.

Hardware

•	Cost of hardware sales for the year ended December 31, 2007 increased 123.2% to $595,154 compared with $266,655 in 2006.

•	The increase in cost of hardware sales is directly attributable to the increase in hardware sales.

•	Cost of hardware as a percentage of the related revenue decreased to 72.8% for 2007 compared to 81.7% 2006 due to better margins.

Operating Expenses

	Year ended December 31,		Change
	2007	2006	Amount	%

Sales and marketing	$474,398	$453,411	$20,987	4.6
General and administrative	1,204,569	765,484	439,085	57.4
Amortization	763,091	536,057	227,034	42.4
Depreciation	206,622	223,661	(17,039)	(7.6)
Total operating expenses	$2,648,680	$1,978,613	$670,067	33.9

Sales and Marketing

•	Our sales and marketing expenses for the year ended December 31, 2007 increased 4.6% to $474,398 compared with $453,411 in 2006.

•	The increase in sales and marketing expenses was related primarily an increase in marketing salaries of $18,985.

•	Sales and marketing expenses as a percentage of total revenues decreased to 9.6% for 2007 compared with 12.4% for 2006.

General and Administrative

•	Our general and administrative expenses for the year ended December 31, 2007 increased 57.4% to $1,204,569 compared with $765,484 in 2006.

•
General and administrative costs increased due to higher salaries of $205,880; an increase in bad debts of $73,789; $63,376 in accounting and auditing costs; $40,176 in healthcare insurance costs; $37,082 in telephone expense; and net costs incurred of $22,559 for an annual user conference.

•	General and administrative expenses as a percentage of total revenues increased to 24.5% for the year ended December 31, 2007 compared with 20.9% in 2006.

Amortization

•	Amortization expense increased 42.4% to $763,091 for the year ended December 31, 2007 from $536,057 in 2006.

•	The increase in amortization expense of $227,034 included an additional $178,475 for a full year of amortization related to the Questa purchase.

•	Amortization expense as a percentage of total revenue increased to 15.5% in 2007 compared with 14.7% in 2006.

Depreciation

•	Depreciation expense decreased 7.6% to $206,622 for the year ended December 31, 2007 from $223,661 in 2006.

•	Depreciation expense as a percentage of total revenues decreased to 4.2% in 2007 compared with 6.1% in 2006.

Other Income (Expense)

	Year ended December 31,		Change
	2007	2006	Amount	%

Investment income	$19,061	$22,768	$(3,707)	(16.3)
Gain (loss) on sales of marketable securities	(546)	18,022	(18,568)	(103.0)
Interest expense	(269,592)	(113,876)	(155,716)	136.7
Total other expense	$(251,077)	$(73,086)	$(177,991)	243.5

Investment Income

•	Investment income was $19,061 for the year ended December 31, 2007 compared to $22,768 in 2006.

Gain (loss) on sales of marketable securities

•
We realized a gain on investments of $18,022 during the year ended December 31, 2006. The gain was realized when we liquidated investments that we had earmarked for acquisitions. We sold the investments to complete the Questa acquisition.

Interest Expense

December 31, 2007 interest expense was as follows:

	Stated Interest on Notes	Discount Amortization	Financing Cost Amortization	Total Interest Expense

Line of credit	$13,274	$-	$-	$13,274
Capital lease obligations	9,720	-	-	9,720
Long-term promissory notes	40,306	-	57,389	97,695
Notes payable-stockholders	68,453	65,643	-	134,096
Convertible notes payable-stockholders	11,356	-	-	11,356
Other	3,451	-	-	3,451
Total interest expense	$146,560	$65,643	$57,389	$269,592

December 31, 2006 interest expense was as follows:

	Stated Interest on Notes	Discount Amortization	Financing Cost Amortization	Total Interest Expense

Line of credit	$5,077	$-	$-	$5,077
Capital lease obligations	9,949	-	-	9,949
Long-term promissory notes	18,661	-	19,462	38,123
Notes payable-stockholders	28,411	23,690	-	52,101
Convertible notes payable-stockholders	4,200	-	-	4,200
Other	4,426	-	-	4,426
Total interest expense	$70,724	$23,690	$19,462	$113,876

Provision for Income Taxes

•
For the years ended December 31, 2007 and 2006, we recorded income tax expense of 182,808 and $157,511 based on our pretax income of $537,670 and $463,268, respectively using an effective tax rate of 34%, which was our anticipated effective tax rate. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities at December 31, 2007 were $1,083,625 compared with $717,162 at December 31, 2006. Cash flows for the year ended December 31, 2007 were impacted positively by cash we collected from recurring maintenance agreements, software, and hardware sales. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on debt.

Cash flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. Operating activities provided cash flows of $1,688,093 and $1,324,891 for the years ended December 31, 2007 and 2006, respectively.

The major use of our operating cash is to fund obligations that flow through our accounts payable and accrued liabilities, such as funding of payroll and related benefits, rent, facilities costs, insurance, professional fees and other costs incurred in our normal operations.

We expect cash provided by operating activities to remain relatively stable in future periods due primarily to the stability of our recurring maintenance revenues, but it will be impacted by fluctuations in software sales, hardware sales, and debt service requirements.

Cash Flows from Investing Activities

Net cash used in investing activities for year ended December 31, 2007 of $1,030,950 included $978,611 in capitalized software development costs, purchases of computer equipment of $70,533, and net marketable securities sold of $18,194.

Net cash used in investing activities for the year ended December 31, 2006 of $2,652,837 consisted of capitalized software development costs of $754,852, purchases of property and equipment of $153,693 and $1,810,548 for the acquisition of Questa, less net marketable securities sold of $66,256.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2007 of $272,418 was for principal payments on capital lease obligations of $32,645, principal payments on long-term debt of $102,523, and principal payments on notes payable - stockholders of $137,250.

Net cash provided from financing activities for the year ended December 31, 2006 was $1,392,937. Cash was provided by a line-of-credit for $145,067, issuance of long-term debt of $476,500 to a financial institution, and issuance of notes payable to stockholders of $823,500. Cash was applied to capital lease obligations and long-term debt totaling $52,130.

Working Capital

At December 31, 2007, we had a working capital surplus of $126,743 up from a deficit working capital position of $16,877 at December 31, 2006. The increase in working capital is attributable primarily to net income of $354,862 offset by a decrease in long-term debt of $233,657. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants, as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of income and comprehensive income and cash flows.

In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Item 7. Financial Statements

Avatar Systems, Inc.

Financial Statements and Report of Independent Registered Public Accounting Firm

Avatar Systems, Inc.

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avatar Systems, Inc.

We have audited the accompanying balance sheets of Avatar Systems, Inc., as of December 31, 2007 and 2006 and the related statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
April 4, 2008

Avatar Systems, Inc.
BALANCE SHEETS

	December 31
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$706,772	$322,047
Marketable securities	376,853	395,115
Accounts receivable	518,376	351,570
Prepaid expenses and other current assets	39,421	31,499
Deferred income taxes	-	16,853
Total current assets	1,641,422	1,117,084

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $695,626 and $489,004, respectively	330,925	456,514
PURCHASED SOFTWARE, net of accumulated amortization of $1,295,101 and $989,144, respectively	1,708,262	2,014,219
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $2,236,256 and $1,779,122, respectively	3,273,894	2,752,417

OTHER ASSETS, net	116,486	173,876
Total assets	$7,070,989	$6,514,110

LIABILITIES, TEMPORARY EQUITY AND
PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$200,637	$273,504
Accrued expenses	203,101	161,678
Line-of-credit	145,067	145,067
Federal income taxes payable	162,385	-
Current maturities of capital lease obligations	21,016	32,335
Current maturities of long-term debt	95,300	88,165
Current maturities of notes payable-stockholders	113,174	71,608
Deferred revenue	568,562	361,604
Deferred income taxes	5,437	-
Total current liabilities	1,514,679	1,133,961

DEFERRED INCOME TAXES	569,035	587,684

OTHER LONG-TERM LIABILITIES	82,792	93,361

LONG-TERM DEBT
Long-term capital lease obligations	23,723	34,549
Long-term debt	302,586	412,244
Note payable-stockholders	454,230	567,403
Convertible notes payable-stockholders	280,000	280,000
Total long-term debt	1,060,539	1,294,196
Total liabilities	3,227,045	3,109,202
COMMITMENTS AND CONTINGENCIES	-	-

TEMPORARY EQUITY
Common stock, subject to put rights, 200,000 shares issued and outstanding	101,000	101,000

PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,238,684	2,154,741
Retained earnings	1,484,868	1,130,006
Accumulated other comprehensive income	10,554	10,323
Total stockholders' equity	3,742,944	3,303,908
Total liabilities, temporary equity and permanent stockholders' equity	$7,070,989	$6,514,110

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006

Revenue:
Software	$843,920	$816,688
Maintenance	2,639,498	1,825,639
Professional services	618,154	686,547
Hardware	817,408	326,579
Total revenue	4,918,980	3,655,453

Cost of revenue:
Software	167,827	324,008
Maintenance	504,782	388,277
Professional services	213,790	161,546
Hardware	595,154	266,655
Total cost of revenue	1,481,553	1,140,486

Gross profit	3,437,427	2,514,967

Operating expenses:
Sales and marketing	474,398	453,411
General and administrative	1,204,569	765,484
Amortization	763,091	536,057
Depreciation	206,622	223,661
Total operating expenses	2,648,680	1,978,613

Operating income	788,747	536,354

Other income (expense):
Investment income	19,061	22,768
Gain (loss) on sales of marketable securities	(546)	18,022
Interest expense	(269,592)	(113,876)
Total other expense	(251,077)	(73,086)

Income before income taxes	537,670	463,268

Income tax expense	182,808	157,511

NET INCOME	$354,862	$305,757

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	726	12,349
Deferred income tax expense	247	4,199
Reclassification adjustment, net of tax	(248)	(6,282)
Other comprehensive income	231	1,868

Total comprehensive income	$355,093	$307,625

Net income per share:
Basic and diluted	$0.04	$0.03

Weighted average common shares outstanding:
Basic	9,038,152	8,912,065
Diluted	9,702,094	9,252,552

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2007 and 2006

	Common stock		Paid-in	Retained	Accumulated other Comprehensive
	Shares	Amount	capital	earnings	Income	Total
Balance at December 31, 2005	8,838,152	$8,838	$1,768,203	$824,249	$8,455	$2,609,745

Shares issued	200,000	200	100,800	-	-	101,000

Reclassification of temporary equity-common stock subject to put rights	(200,000)	(200)	(100,800)	-	-	(101,000)

Stock options issued related to debt issuance	-	-	379,197	-	-	379,197

Employee stock option compensation expense	-	-	7,341	-	-	7,341

Net income	-	-	-	305,757	-	305,757

Change in unrealized gain on marketable securities, net of tax	-	-	-	-	8,150	8,150

Reclassification adjustment, net of tax	-	-	-	-	(6,282)	(6,282)

Comprehensive income	-	-	-	-	-	307,625
Balance at December 31, 2006	8,838,152	8,838	2,154,741	1,130,006	10,323	3,303,908

Employee stock option compensation expense	-	-	83,943	-	-	83,943

Net income	-	-	-	354,862	-	354,862

Change in unrealized gain on marketable securities, net of tax	-	-	-	-	479	479

Reclassification adjustment, net of tax	-	-	-	-	(248)	(248)

Comprehensive income	-	-	-	-	-	355,093
Balance at December 31, 2007	8,838,152	$8,838	$2,238,684	$1,484,868	$10,554	$3,742,944

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006

Cash flows from operating activities
Net income	$354,862	$305,757
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software costs	763,091	536,057
Non-cash interest expense	123,033	44,307
Depreciation	206,622	223,661
(Gain) loss on sale of marketable securities	546	(18,022)
Stock compensation expense	83,943	7,341
Deferred income tax expense	3,394	157,511
Changes in operating assets and liabilities:
Accounts receivable	(166,806)	(180,150)
Prepaid expenses and other current assets	(7,922)	3,284
Other assets	-	(12,905)
Accounts payable	(72,867)	77,452
Accrued expenses	41,423	44,362
Federal income taxes payable	162,385	-
Deferred revenue	206,958	62,252
Other long-term liabilities	(10,569)	73,984
Net cash provided by operating activities	1,688,093	1,324,891

Cash flows from investing activities
Software development costs capitalized	(978,611)	(754,852)
Purchases of property and equipment	(70,533)	(153,693)
Acquisition of Questa Software Systems, Inc., net of cash acquired	-	(1,810,548)
Purchases of marketable securities	(556,591)	(758,234)
Proceeds from sale of marketable securities	574,785	824,490
Net cash used in investing activities	(1,030,950)	(2,652,837)

Cash flows from financing activities
Principal payments on capital lease obligations	(32,645)	(36,829)
Principal payments on long-term debt	(102,523)	(15,301)
Principal payments on long-term debt-stockholders	(137,250)	-
Proceeds from line-of-credit	-	145,067
Proceeds from long-term debt	-	476,500
Proceeds from notes payable-stockholders	-	823,500
Net cash provided by (used in) financing activities	(272,418)	1,392,937

Net increase in cash and cash equivalents	384,725	64,991

Cash and cash equivalents at beginning of year	322,047	257,056

Cash and cash equivalents at end of year	$706,772	$322,047

Supplemental disclosure of cash paid for:
Income tax	$19,419	$-
Interest	$146,560	$52,723

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on marketable securities, net of tax	$479	$8,150
Purchase of equipment under capital lease obligation	$10,500	$46,600
Stock issued in connection with acquisition	$-	$101,000
Debt issued in connnection with acquisition	$-	$280,000
Stock options issued related to debt	$-	$379,197

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE A – ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Avatar Systems, Inc. and its predecessor, Avatar Systems, Ltd. (collectively, the “Company”) was formed in 1996 toprovide Enterprise Resource Planning (“ERP”) accounting software for small to medium-sized oil and gas producerslocated throughout the United States.

Use of Estimates and Certain Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the UnitedStates of America requires management to make estimates and assumptions that affect the reported amounts ofassets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and thereported amounts of revenues and expenses during the reporting period. Actual results could differ from theseestimates. Significant assumptions and estimates are required in the capitalization and amortization of softwaredevelopment costs. It is at least reasonably possible those estimates could be revised in the near term and thoserevisions could be material.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of tradeaccounts receivable. Products are sold to customers located principally in the United States. The Companycontinually evaluates the creditworthiness of its customers' financial condition and generally does not requirecollateral. The Company evaluates the collectability of its accounts receivable based on a combination of factors.In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, theCompany records a specific reserve for bad debts against amounts due. The Company has not experiencedsignificant losses on uncollectible accounts receivable.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107,Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets andliabilities which qualify as financial instruments under this statement and includes this additional information in thenotes to financial statements when the fair value is different than the carrying value of these financial instruments.The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carryingamounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debtand capital lease obligations also approximates fair value since these instruments bear market rates of interest. Noneof these instruments are held for trading purposes.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to becash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceedamounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2007and 2006, the uninsured portion of these deposits was approximately $511,000 and $271,000 respectively. TheCompany has not incurred any losses related to its uninsured deposits with financial institutions.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Marketable Securities

Marketable securities at December 31, 2007 and 2006 consisted of corporate equities. SFAS No. 115, Accountingfor Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value oramortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time ofpurchase and re-evaluated at each balance sheet date. As of December 31, 2007 and 2006, the Company'smarketable securities were classified as available-for-sale, which are carried at fair value, with unrealized gains andlosses reported as other comprehensive income or loss within the stockholders' equity section of the accompanyingbalance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. Thefair value of marketable equity securities is based on quoted market prices. The Company had realized losses of$546 and gains of $18,022 related to marketable securities for the years ended December 31, 2007 and 2006,respectively. Marketable securities held at December 31, 2007 and 2006 have a cost basis of $360,862 and$379,475, respectively.

Software Development Costs

The Company capitalizes the costs of developing and testing new or significantly enhanced software products inaccordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leasedor Otherwise Marketed. Under SFAS No. 86, all costs incurred to establish technological feasibility of a computerproduct are charged to operations as incurred. After technological feasibility is established, costs of developing thecomputer software product are capitalized until the product is available for general release to customers. TheCompany capitalized $978,611 and $754,852 of software development costs during the years ended December 31,2007 and 2006, respectively. Capitalized software development costs are amortized using the straight-line methodover a period that approximates the estimated economic life of the products, which historically has been seven years.The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the periodthe excess is determined. No charge was recorded in 2007 or 2006 for unamortized software costs that exceeded thenet realizable value. Amortization of capitalized developed software charged to expense was $457,134 and$406,049 for the years ended December 31, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred.Depreciation of property and equipment is provided primarily on the straight-line method over the estimated usefullives ranging from 3 to 7 years. Amortization of leasehold improvements is provided on the straight-line methodover the shorter of the useful lives of the assets or the terms of the corresponding leases.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events orchanges in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability ofassets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flowsexpected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized ismeasured by the amount by which the carrying amount of the assets exceed the fair value of the assets based onestimated future cash flows. During the years ended December 31, 2007 and 2006, the Company recorded noimpairment charges.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, SoftwareRevenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition withRespect to Certain Transactions, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EmergingIssues Task Force (“EITF”) No. 00-21, Revenue Arrangement with Multiple Deliverables.

The Company recognizes revenue from the licensing of software when persuasive evidence of an arrangementexists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable isreasonably assured.

Maintenance agreements are renewable on an annual basis, include rights to upgrades, when and if available,telephone support, updates, enhancements (when not separately priced and marketed), and bug fixes. Maintenancefees are charged in the initial licensing year and for renewals of annual maintenance in subsequent years. Revenueis recognized for maintenance ratably over the contract term.

Other recurring revenue services are offered on a subscription-basis. Subscription-based revenues are recognizedratably over the term of the agreement.

Professional services including implementation, data conversion, integration, custom report writing and training aregenerally billed based on hourly rates together with reimbursement for travel and accommodation expenses.Professional services offered are not essential to the functionality of the software sold.

Hardware sales are recorded as revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, RevenueRecognition. Revenue is recognized when title and/or risk of loss have passed to the customer, there is persuasiveevidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed ordeterminable, and collectability is reasonably assured. Revenue is recognized under the gross method in accordancewith Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principle vs. Net as an Agent. Assuch, revenue includes the value of the product sold.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use themodified prospective method, which requires the application of the accounting standard to all share-based awardsissued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as ofJanuary 1, 2006. The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense forthe years ended December 31, 2007 and 2006 of $83,943 and $7,341, respectively. See Note R for additionaldisclosures relating to stock based compensation.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting forIncome Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable todifferences between the financial statement carrying amounts of existing assets and liabilities and their respectivetax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxableincome in the years in which those temporary differences are expected to be recovered or settled. The effect ondeferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes theenactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it isdetermined that it is more likely than not that some portion of the deferred tax asset will not be realized.

As of January 1, 2007, the Company adopted the FASB Interpretation No. 48 (“FIN 48”), Accounting forUncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. Thecurrent Company policy classifies any interest recognized on an underpayment of income taxes as interest expenseand classifies any statutory penalties recognized on a tax position taken as selling, general and administrativeexpense. There was an insignificant amount of interest expense accrued or recognized related to income taxes forthe twelve months ended December 31, 2007. There was an insignificant amount of selling, general andadministrative expense recognized for the same period. The Company has not taken a tax position that, ifchallenged, would have a material effect on the financial statements or the effective tax rate for the twelve-monthsended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has determined itis not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease withintwelve months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, ReportingComprehensive Income. Comprehensive income consists of net income and gains (losses) on available-for-salemarketable securities and is presented in the statements of changes in stockholders’ equity and the statement ofincome and comprehensive income.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilutionand is computed by dividing income available to common stockholders by the weighted average number of commonshares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that couldshare in the earnings of the Company. Common stock equivalents, representing convertible debt and stock optionstotaling approximately 119,477 shares at December 31, 2007 and 2006 are not included in the dilutive earnings pershare as they would be antidilutive.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 definesfair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosuresabout fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires orpermits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair valuemeasures; however, the application of this statement may change current practice. The requirements of SFAS 157are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASBdecided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized ordisclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, theCompany’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Companydoes not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results ofoperations. However, the Company is still in the process of evaluating this standard with respect to its effect onnonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’sfinancial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and FinancialLiabilities Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose tomeasure eligible financial instruments at fair value at specified election dates. The entity will report unrealizedgains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effectivebeginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does notexpect it to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff AccountingBulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the“simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allowsusage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows publiccompanies which do not have historically sufficient experience to provide a reasonable estimate to continue use ofthe “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31,2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate theexpected term for share option grants, as it does not have enough historical experience to provide a reasonableestimate. The Company will continue to use the “simplified” method until it has enough historical experience toprovide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB110 will have a material impact on its balance sheets, statements of income and comprehensive income and cashflows.

In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141Rmodifies the accounting and disclosure requirements for business combinations and broadens the scope of theprevious standard to apply to all transactions in which one entity obtains control over another business. StatementNo. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. TheCompany will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption isnot permitted for these new standards.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE B – ACQUISITION

On August 18, 2006, the Company acquired all the outstanding common stock of Questa Software Systems, Inc.(“Questa”) pursuant to a Stock Purchase Agreement. Questa, located in Midland, Texas, was engaged in thedevelopment of accounting software for the petroleum production industry. The purchase price was approximately$2.24 million, subject to certain post-closing adjustments based on Questa’s actual working capital as of the closingdate. The $2.24 million purchase price consisted of:

•	cash paid to the Sellers in the aggregate amount of $1,790,634;
•	convertible promissory notes issued to the Sellers in the aggregate amount of $280,000;
•
an aggregate of 200,000 shares of common stock of the Company issued to the Sellers, valued at $0.505 pershare in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price ofAcquirer Securities Issued in a Purchase Business Combination; and

•	transaction costs of $67,789.

In connection with the execution of the Stock Purchase Agreement, the Company entered into a Stock BuybackAgreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company grantedthe sellers the right and option to sell to the Company all or any portion of the shares on the first business day fiveyears from the closing date of the acquisition at a price of $1.00 per share.

The acquisition was financed with a term loan from a financial institution in the amount of $476,500, the PromissoryNote to two stockholders in the amount of $823,500, the convertible promissory notes issued to the seller’s in theamount of $280,000 and the issuance of 200,000 shares of common stock of the Company.The acquisition of Questa provides for economies of scale to be achieved by eliminating redundant expense itemsincluding major development costs, solidifies our recurring maintenance revenue stream, and increases theprofessional capacity of our human resources.

Operating results of Questa have been included in the Company’s financial statements since August 1, 2006, whenthe Company assumed the risk of loss for Questa’s operations, by recording the transaction from that date directly inthe accounts of the Company.

The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date ofacquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of thevaluation and the final determination of the purchase price allocation.

Current assets	$138,116
Computers and software	27,370
Furniture and fixtures	14,379
Purchased software	2,141,702
Current liabilities	(82,144)
$2,239,423

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

The following unaudited pro forma information presents the 2006 results of operations of the Company as if theacquisition had occurred at the beginning of the year. The unaudited pro forma results are not necessarily indicativeof results that would have occurred had the acquisition been in effect for the periods presented, nor are theynecessarily indicative of future results.

Year ended December 31,
2006
(unaudited)
Total revenue	$4,721,785
Net income	$618,452
Net income per share:
Basic and diluted	$0.07
Weighted average common shares outstanding:
Basic	9,038,152
Diluted	9,278,639

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE C – MARKETABLE SECURITIES

At December 31, 2007, marketable securities were summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate equities mutual fund	$85,862	$15,991	$-	$101,853
Corporate equities preferred stock	275,000	-	-	275,000
	$360,862	$15,991	$-	$376,853

At December 31, 2006, marketable securities were summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate equities mutual fund	$54,475	$15,640	$-	$70,115
Corporate equities preferred stock	325,000	-	-	325,000
	$379,475	$15,640	$-	$395,115

The Company’s marketable securities are classified as available-for-sale. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet liquidity needs within the normal operating cycle. Accordingly, all marketable securities are classified as current assets. Gross realized (losses) and gains on sales of marketable securities were $(546) and $18,022 in 2007 and 2006, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2007	2006

Computer equipment and software	$636,800	$577,804
Furniture and fixtures	106,618	104,358
Leasehold improvements	72,422	69,457
Transportation	33,716	33,716
Telecommunication equipment	23,277	16,965
Assets under capital lease	153,718	143,218
	1,026,551	945,518
Less accumulated depreciation	695,626	489,004
Property and equipment, net	$330,925	$456,514

During the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $206,622 and $223,661, respectively. Depreciation expense in 2007 and 2006 also included the depreciation expense on assets recorded under capital leases. As of December 31, 2007 and 2006, the Company had $115,218 and $84,640, respectively, of accumulated depreciation recorded for assets under capital lease.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE E – PURCHASED SOFTWARE

Purchased software is summarized as follows:

	December 31,
	2007	2006
Purchased software	$3,003,363	$3,003,363
Less accumulated amortization	1,295,101	989,144
Purchased software, net	$1,708,262	$2,014,219

Purchased software is recorded at cost. Amortization of purchased software is provided on the straight-line methodover 7 years. During the years ended December 31, 2007 and 2006, the Company recorded amortization expense of$305,957 and $130,008, respectively.

As of December 31, 2007, future purchased software amortization expense is as follows:

		Year ending
		December 31,
	2008	$305,957
	2009	305,957
	2010	305,957
	2011	305,957
	2012	305,957
	Thereafter	178,477
Total future purchased software amortization		$1,708,262

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE F – DEVELOPED SOFTWARE

Developed software is summarized as follows:

	December 31,
	2007	2006
Software development costs	$5,510,150	$4,531,539
Less accumulated amortization	2,236,256	1,779,122
Software development costs, net	$3,273,894	$2,752,417

Developed software is recorded at cost. Amortization of developed software is provided on the straight-line methodover 7 years. During the years ended December 31, 2007 and 2006, the Company recorded amortization expense of$457,134 and $406,049, respectively.

As of December 31, 2007, future developed software amortization expense is summarized as follows:

		Year ending
		December 31,
	2008	$386,955
	2009	325,569
	2010	263,877
	2011	190,514
	2012	136,344
	Thereafter	145,737
Total future developed software amortization		$1,448,996

Software development costs in process at December 31, 2007 and 2006 were $1,824,898 and $1,351,924, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE G - LINE OF CREDIT

On August 16, 2006, the Company entered into a Bank Loan Agreement (“Loan Agreement”) with a financialinstitution to provide a Line-Of-Credit facility (“Line-Of-Credit”) for $200,000.

The Line-Of-Credit outstanding principal balance is payable in full in a single payment August 5, 2008. Interest onthe outstanding principal balance of the note is payable monthly. The note bears interest at the greater of the primerate (7.25% at December 31, 2007) plus three quarters of one percent (0.75%), or nine percent (9.0%).

The Line-Of-Credit is collateralized by substantially all of the Company’s assets. The Line-Of-Credit may beprepaid or terminated at the Company's option at anytime without penalty. The Loan Agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among otherthings, failure to pay any principal or interest when due; any materially false or misleading representation, warranty,or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debtin excess of $500,000.

The outstanding principal balance of the Line-Of-Credit as of December 31, 2007 and 2006 was $145,067 with theremainder available for future borrowing.

At December 31, 2007 and 2006, the Company was not in compliance with certain financial covenants of the LoanAgreement. The Company has received a waiver of the requirements at December 31, 2007 and 2006. TheCompany expects to be in compliance with the financial covenants as additional profits are realized in the future as aresult of the acquisition.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE H - LONG-TERM DEBT

On August 16, 2006, the Company entered into a Bank Loan Agreement (Loan Agreement) with a financial institution to provide a promissory note term credit facility (Term Loan) for $476,500.

The Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011. Interest on the outstanding principal balance of the note is payable monthly, with a final payment on the term maturity date. The note bears interest at the greater of the prime rate (7.25% at December 31, 2007) plus three quarters of one percent (0.75%), or nine percent (9.0%).

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

In connection with the Loan Agreement, Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of the financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Revolving Loan. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan. For the years ended December 31, 2007 and 2006, $53,924 and $19,462 respectively, were recorded as interest expense in the accompanying statements of income and comprehensive income.

At December 31, 2006, long-term debt included a note payable to GMAC, collaterized by an automobile, bearing interest at 6.99% per annum, payable in forty-eight monthly principal payments of $845. The note was fully paid as of December 31, 2007.

Total notes payable at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006

Current portion - auto	$-	$8,748
Current portion - term note payable	95,300	79,417
	95,300	88,165

Term note payable - auto	-	15,161
Term note payable	302,586	397,083
	302,586	412,244
Total long-term notes payable	$397,886	$500,409

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Future principal payment requirements on the long-term notes payable at December 31, 2007 were as follows:

Year ending December 31,
2008	$95,300
2009	95,300
2010	95,300
2011	111,986
Total future principal payment requirements	$397,886

At December 31, 2007 and 2006, the Company was not in compliance with certain financial covenants of the Loan Agreement. The Company has received a waiver of the requirements at December 31, 2007 and 2006. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE I – NOTE PAYABLE - STOCKHOLDERS

On August 16, 2006, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

The promissory note is payable in 53 monthly principal payments of $13,725 beginning on March 5, 2007 and a final payment of the outstanding principal balance on the August 5, 2011. Interest on the outstanding principal balance of the note is payable monthly, with a final payment on the term maturity date. The note bears interest at the greater of the prime rate (7.25% at December 31, 2007) plus three quarters of one percent (0.75%), or nine percent (9.0%).

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

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. For the years ended December 31, 2007 and 2006, $65,643 and $23,690, respectively, were recorded as interest expense in the accompanying statements of income and comprehensive income.

	Note Face Value	Unamortized Discount Debt Issuance Costs	Discounted Face Value
	December 31,	December 31,	December 31,
	2007	2007	2007

Current portion - note payable stockholders	$164,700	$51,526	$113,174
Note payable - stockholders	521,550	67,320	454,230
Total notes payable - stockholders	$686,250	$118,846	$567,404

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Future principal payment requirements on the notes payable - stockholders at December 31, 2007 were as follows:

Year ending December 31,
2008	$164,700
2009	164,700
2010	164,700
2011	192,150
Total future principal payment requirements	$686,250

At December 31, 2007, the Company was not in compliance with certain financial covenants of the loan agreement. The Company has received a waiver of the requirements at December 31, 2007 and 2006. The Company expects to be in compliance with the financial covenants as additional profits are realized in the future as a result of the acquisition.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

The Seller Promissory Notes is unsecured and may be prepaid at the Company's option at anytime without penalty, provided that, after the Company notifies the holders that the outstanding principal balance will be repaid and the date of such prepayment fifteen days in advance. The holders have the option during the fifteen days to convert all or any portion of the outstanding principal balance of the Seller Promissory Notes in accordance with the conversion features of the notes.

The principal balance outstanding at December 31, 2007 and 2006 was $280,000.

Future principal payment requirements on the convertible notes payable - stockholders at December 31, 2007 were as follows:

Year ending December 31,
2008	$-
2009	-
2010	-
2011	44,308
2012	91,416
Thereafter	144,276
Total future principal payment requirements	$280,000

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE K – CAPITAL LEASE OBLIGATIONS

The Company entered into a capital lease arrangement for the rental of computer equipment in its ASP hosting facility for $10,500 on September 14, 2007. The lease agreement requires monthly payments of principal and interest of approximately $287 at 15.5% and matures forty-eight months from the date of the lease in 2011.

During 2006, the Company entered into various capital lease arrangements for the rental of computer equipment in its ASP hosting facility in the aggregate amount of $46,600. The lease agreements require monthly payments of principal and interest of approximately $1,370 at interest rates of approximately 14% and mature thirty-six and forty-eight months from the date of the lease in 2009.

Capital lease obligations at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006

Current portion of capital lease obligations	$21,016	$32,335
Long-term portion of capital lease obligations	23,723	34,549
Total capital lease obligations	$44,739	$66,884

Future minimum capital lease obligations in effect at December 31, 2007 were as follows:

Year ending December 31,
2008	$26,343
2009	18,738
2010	5,819
2011	2,012
Less interest	(8,173)
Total future minimum capital lease obligations	$44,739

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Future minimum payments are as follows:

Year ending December 31,

2008	$204,809
2009	204,809
2010	204,845
2011	205,023
2012	153,744
Thereafter	387,178
Minimum future lease payments	$1,360,408

Rent expense under the operating leases was $204,814 and $167,994 for the years ended December 31, 2007 and 2006, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

NOTE N – EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following reconciles amounts reported in the financial statements:

	December 31,
	2007	2006

Numerator:
Net income	$354,862	$305,757
Denominator:
Weighted-average shares outstanding:
Basic	9,038,152	8,912,065
Options issued to employees and debtholders	663,942	340,487

Diluted	9,702,094	9,252,552
Earnings per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE O – INCOME TAXES

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

Deferred assets and liabilities consist of the following:

	December 31,
	2007	2006

Deferred tax assets
Net operating loss carryforwards	$-	$46,497
Purchased software amortization	209,601	100,435
Incentive stock option amortization	31,037	-
Nonqualified stock option amortization	55,324	-
Accrued expenses	-	22,171
	295,962	169,103
Deferred tax liabilities
Capitalized software	823,551	662,373
Property and equipment	41,446	72,243
Unrealized gain on marketable securities	5,437	5,318
	870,434	739,934
Net deferred tax liability	$(574,472)	$(570,831)

Net deferred tax asset (liability) - current	$(5,437)	$16,853
Net deferred tax liability - long term	(569,035)	(587,684)
Net deferred tax liability	$(574,472)	$(570,831)

The components of income before income taxes were as follows:

	December 31,
	2007	2006
U.S. Income	$537,670	$463,268

The components of the provision for income taxes included the following:

	2007	2006

Current
Federal	$162,385	$-
Deferred
Federal	20,423	157,511
	$182,808	$157,511

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

A reconciliation of the expected U.S. income taxes related to continuing operations is as follows:

	2007	2006
Computed expected tax expense	$162,385	$17,048
Permanent differences	11,244	3,994
Temporary differences:
Net operating loss	-	47,458
Purchases software amortization	(84,494)	(27,105)
Software development costs	177,302	118,992
Share-based expense	(69,194)	(19,826)
Fixed assets	(14,435)	16,950
Total income tax expense	$182,808	$157,511

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $137,000, which were fully utilized in 2007.

As of January 1, 2007, the Company adopted the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the twelve months ended December 31, 2007. There was an insignificant amount of selling, general and administrative expense recognized for the same period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE P - RELATED PARTY TRANSACTIONS

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company’s Board of Directors. Total revenues from that company were $41,750 and $84,774 in 2007 and 2006, respectively. The Company had $4,447 of accounts receivable at December 31, 2006 related to services performed for that company.

As disclosed in Note I, the Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

Total interest expense on the promissory note recorded by the Company for the period ended December 31, 2007 and 2006 was $134,096 and $52,101, respectively.

As disclosed in Note J, the Company issued convertible promissory notes to the sellers of Questa in the amounts of $120,000 and $160,000. The Company also issued 200,000 shares of its common stock to the sellers of Questa in connection with the execution of a Stock Purchase Agreement to acquire Questa.

Total interest expense on the convertible promissory notes recorded by the Company for the period ended December 31, 2007 and 2006 was $11,356 and $4,200, respectively.

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

The Company recorded $53,924 and $19,462 as interest expense to reflect the amortization of the debt issuance costs for the years ended December 31, 2007 and 2006, respectively.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE Q- STOCK OPTIONS

2000 Stock Compensation Plan

The 2000 Stock Compensation Plan authorizes the grant of up to 1,500,000 shares of the Company’s common stock in the form of incentive stock options (“ISOs”), and, the plan provides that: (i) the exercise price of an ISO must be no less than the fair value of the stock at the date of grant and (ii) the exercise price of an ISO held by an optionee who possesses more than 10% of the total combined voting power of all classes of stock must be no less than 110% of the fair market value of the stock at the time of grant. The Compensation Committee of the Board of Directors has the authority to set expiration dates no later than ten years from the date of grant (or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant. Shares associated with unexercised options or reacquired shares of common stock become available for options or issuances. The Compensation Committee of the Board of Directors may, at its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the plan may vest or be exercised. In the event of a merger, liquidation or sale of substantially all of the assets of the Company, the Board of Directors has the discretion to accelerate the vesting of the options granted under the plan. At the discretion of the Compensation Committee, any option may include a “reload” feature. Such feature allows an optionee exercising an option to receive, in addition to the number of shares of common stock due on the exercise, an additional option with an exercise price equal to the fair market value of the common stock on the date such additional option is granted.

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

At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $21,202 which will be recognized during 2008. There were no 2000 Stock Compensation Plan options exercised during the year ended December 31, 2007.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Information regarding the 2000 Stock Compensation Plan option transactions for the year ended December 31, 2007 is summarized below:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(years)

Options outstanding at beginning of year	276,477	$0.611	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(18,000)	$0.505	-
Options outstanding at December 31, 2007	258,477	$0.619	7.74
Options exercisable at December 31, 2007	185,477	$0.664	7.39

Information regarding the 2000 Stock Compensation Plan options outstanding as of December 31, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.250	39,477	2.78	$1.250	$-	39,477	$1.250	$-
$ 0.505	219,000	8.64	$0.505	$9,855	146,000	$0.505	$6,570

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Information regarding non-qualified stock option transactions for the year ended December 31, 2007 is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding at beginning of year	1,000,000	$0.505	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options outstanding at December 31, 2007	1,000,000	$0.505	5.63
Options exercisable at December 31, 2007	1,000,000	$0.505	5.63

Information regarding non-qualified stock options outstanding as of December 31, 2007 is summarized below:

	Options Outstanding				Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.505	1,000,000	5.63	$0.505	$45,000	1,000,000	$0.505	$45,000

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE R – STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R) for stock-based compensation plans. Under SFAS No. 123(R) , all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of income and comprehensive income over the requisite service period.

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

The fair value of each option grant is estimated on the date of grant using the BSOPM, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The weighted-average fair value of options that were granted during the year ended December 31, 2006 was $0.40 per share. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. The fair values of options granted were estimated using the Black-Scholes pricing model with a weighted average risk-free interest rate of 4.75%. The following assumptions were also used to determine the fair value of each option grant: dividend yields of 0%; weighted average expected volatility of 122.1%, a weighted average expected term of 4.18 years, and an expected forfeiture rate of 18% based on the Company’s historical experience. The volatility was determined based on the historic volatility of the Company’s stock for the length of the expected term of the options. There were no options granted during the year ended December 31, 2007.

Share-based compensation expense included in general and administrative expenses and share-based interest expense for options issued in connection with the stockholder debt and debt issuance costs recognized for the years ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Operating expenses:
General and administrative (employee related options)	$83,943	$7,341
Other income (expense):
Interest expense	119,567	43,152
Share-based expense before taxes	203,510	50,493
Related income tax benefits	(69,194)	(17,168)
Share-based expense, net of taxes	$134,316	$33,325

In the fourth quarter of 2007, the Company recorded a total of $69,000 in adjustments to stock compensation expense, which consisted principally of a prior-period adjustment of $53,000. The prior period adjustment related to options that were vested on the grant date. The Company determined that the adjustment would have an immaterial effect to the Company’s financial statements for the respective twelve-month periods ended December 31, 2006 and 2007, based upon management’s qualitative and quantitative analysis relative to its materiality consistent with the appropriate accounting guidance. The remaining adjustments related primarily to an interim period change in forfeiture rates.

Avatar Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of a financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan and the Line-of-Credit. As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the BSOPM model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan. The Company recorded $53,924 and $19,462 as interest expense to reflect the amortization of the debt issuance costs for the years ended December 31, 2007 and 2006, respectively.

The Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company. As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. The Company recorded $65,643 and $23,690 as interest expense to reflect the amortization of the debt issuance costs for the years ended December 31, 2007 and 2006, respectively.

NOTE S - EMPLOYEE RETIREMENT PLAN

The Company sponsors an IRC 401(k) Profit Sharing Plan (the "Plan"), which covers all the Company's corporate employees. The Plan allows the corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of 3% of the employee's salary. Expenses related to matching contributions to the Plan were $46,713 and $26,032 for the years ended December 31, 2007 and 2006, respectively.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act

The following sets forth information concerning our officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the board of directors and directorships in other publicly held companies.

Name	Age	Position with Avatar
Robert C. Shreve, Jr.	45	President, Chief Executive Officer,
		Chief Financial Officer, Chairman of the Board and Director
Allen D. Farris	56	Director
Stephen A. Komlosy	67	Director
John J. May	59	Director
Cindy Skelton	49	Secretary

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

Code of Ethics

The Company has not formally approved a written code of ethics because it is impractical and cost prohibitive for the Company to implement due to its size.

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

Based solely on the Company’s review of copies of Forms 3, 4, 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), the Company believes that, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and 10% stockholders were met.

Item 10. Executive Compensation

Executive Officers

Our Board appoints the executive officers to serve at the discretion of the Board until the next annual meeting of the Board of Directors. Robert C. Shreve, Jr. President, Chief Financial Officer and a director of the Company is the only officer to receive $100,000 or more in annual compensation

Employment Agreements

We have entered into a management agreement with Robert C. Shreve, Jr., our President and Chief Executive Officer and Chief Financial Officer, which terminates on July 10, 2008. The management agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either Mr. Shreve or we give written notice to the other that the management agreement will not be renewed. Mr. Shreve receives an annual base salary of $170,000, which may be increased at the discretion of our Board. Additionally, Mr. Shreve may be eligible to receive an annual bonus based on our financial performance in the form of stock options and cash not to exceed 15% of his base salary.

Key Man Insurance

We currently pay an annual premium of $3,467 for a life insurance policy for $2,550,000 on the life of Robert C. Shreve, Jr., our President, Chief Executive Officer and Chief Financial Officer. The proceeds of the policy are payable to the Company.

Compensation Table

The information set forth below concerns the cash and non-cash compensation to executive officers for each of the past three fiscal years ended December 31, 2007, 2006 and 2005. In each case, the compensation listed was paid by our Company. Except for Robert C. Shreve, Jr., our President, Chief Executive Officer, and Chief Financial Officer, no executive officer has an employment agreement with us and all executive officers serve at the discretion of the Board.

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Robert C. Shreve, Jr.	2007	$156,667	$13,077	$169,744
Chief Executive Officer	2006	$150,000	$8,654	$158,654
	2005	$133,333	$7,211	$140,544

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Robert C. Shreve, Jr.	451,000	-	-	$0.505	08/16/2013

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth, as of March 25, 2008, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be a beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

Name(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Robert C. Shreve, Jr. (8)	2,092,200	20.8
Charles Timothy Allen (6) (9)	2,724,473	27.1
Orville Gregory Allen (6) (10)	2,680,750	26.7
PSG Solutions Plc (2) (6)	1,679,002	16.7
Stephen A. Komlosy (3)	16,000	0.2
Allen D. Farris (4)	-	-
John J. May (4)	-	-
Cindy Skelton (5)	-	-
Officers and directors as a group (5 persons) (11)	2,108,200	21.0

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

(4)	Mr. Farris and Mr. May are directors of Avatar.

(5)	Ms. Skelton is the Secretary of Avatar.

(6)	Beneficial owner of more than 5%. Neither an officer or director.

(7)	See preceding notes for an explanation of the ownership of the 1,657,200 shares.

(8)
Includes 451,000 shares of common stock, which may be issued to Mr. Shreve upon exercise of 451,000 stock options at $.505 per share. Such options are currently exercisable and expire August 13, 2013. Mr. Shreve is the President, Chief Executive Officer, Chief Financial Officer and a director of Avatar.

(9)	Includes 274,500 shares of common stock, which may be issued to Mr. Allen upon exercise of 274,500 warrants at $0.505 per share. Such warrants are currently exercisable and expire August 13, 2013.

(10)	Includes 274,500 shares of common stock, which may be issued to Mr. Allen upon exercise of 274,500 warrants at $0.505 per share. Such warrants are currently exercisable and expire August 13, 2013

(11)	See preceding notes for an explanation of the ownership of the 2,108,200 shares.

We currently have 9,038,152 outstanding shares of common stock of which approximately 450 persons own approximately 846,000 shares. Our principal shareholders as noted in the above table own the remaining shares.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The Company sells computer hardware and provides software maintenance, training, and consulting/development services to a company that is controlled by two members of the Company’s Board of Directors. Total revenues from that company were $41,750 and $84,774 in 2007 and 2006, respectively. The Company had $4,447 of accounts receivable at December 31, 2006 related to services performed for that company.

The Company entered into a loan agreement and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6%, respectively, of the outstanding common stock of the Company.

Total interest expense on the promissory note recorded by the Company for the period ended December 31, 2007 and 2006 was $133,096 and $52,101, respectively.

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

Total interest expense on the convertible promissory notes recorded by the Company for the period ended December 31, 2007 and 2006 was $11,356 and $4,200, respectively.

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

The Company recorded $53,924 and $19,462 as interest expense to reflect the amortization of the debt issuance costs for the period ended December 31, 2007 and 2006, respectively.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company's financial statements for the years ended December 31, 2007 and 2006 were $56,750 and $57,780 respectively. The fees for the reviews of the quarterly financial statements included in the Company's Form 10-QSB were $15,000 and $21,584 for the years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

The aggregate fees billed for professional services rendered for assurance and related services for the year ended December 31, 2007 and 1006 were $-0-, and $11,500, respectively. The fees were paid in 2006 for services related to the Company’s acquisition of Questa.

All Other Fees

There were no other fees for services rendered to the Company other than those services covered in the section captioned "Audit Fees" for the fiscal years ended December 31, 2007 and 2006.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR SYSTEMS, INC.

Dated: April 4, 2008	By:	/s/ ROBERT C. SHREVE, JR.
Robert C. Shreve, Jr., President Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 4, 2008	By:	/s/ ROBERT C. SHREVE, JR.
Robert C. Shreve, Jr. Chief Executive Officer Chief Financial Officer Director

Dated: April 4, 2008	By:	/s/ ALLEN.D. FARRIS
Allen D. Farris Director

Dated: April 4, 2008	By:	/s/ STEPHEN A. KOMLOSY
Stephen A. Komlosy Director

Dated: April 4, 2008	By:	/s/ JOHN J. MAY
John J. May Director