Form 10-Q
period 2008-03-31
AVATAR SYSTEMS INC
filed 2008-05-20
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-32925

AVATAR SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2796037
(State of Incorporation)	(I.R.S. Employer Identification Number)

2801 Network Boulevard
Suite 210
Frisco, Texas 75034
(Address of Principal Executive Offices)

(972) 972-1800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐

Non-Accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008

Common Stock, $.001 par value	9,038,152

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$723,272	$706,772
Marketable securities	362,043	376,853
Accounts receivable	271,492	518,376
Prepaid expenses and other current assets	34,377	39,421
Total current assets	1,391,184	1,641,422

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $740,883 and $695,626, respectively	322,516	330,925
PURCHASED SOFTWARE, net of accumulated amortization
of $1,371,590 and $1,295,101, respectively	1,631,773	1,708,262
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
of $2,335,235 and $2,236,256, respectively	3,380,527	3,273,894

OTHER ASSETS, net	104,248	116,486
Total assets	$6,830,248	$7,070,989

LIABILITIES, TEMPORARY EQUITY AND
PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$279,365	$200,637
Accrued expenses	187,070	203,101
Line-of-credit	-	145,067
Federal income taxes payable	66,752	162,385
Current maturities of capital lease obligations	19,158	21,016
Current maturities of long-term debt	95,300	95,300
Current maturities of notes payable-stockholders	116,727	113,174
Deferred revenue	421,820	568,562
Deferred income taxes	37	5,437
Total current liabilities	1,186,229	1,514,679

DEFERRED INCOME TAXES	568,244	569,035

OTHER LONG-TERM LIABILITIES	80,150	82,792

LONG-TERM DEBT
Long-term capital lease obligations	19,104	23,723
Long-term debt	278,761	302,586
Note payable-stockholders	423,716	454,230
Convertible notes payable-stockholders	280,000	280,000
Total long-term debt	1,001,581	1,060,539
Total liabilities	2,836,204	3,227,045

COMMITMENTS AND CONTINGENCIES	-	-

TEMPORARY EQUITY
Common stock, subject to put rights, 200,000 shares issued and outstanding	101,000	101,000

PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized;
8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,245,930	2,238,684
Retained earnings	1,638,204	1,484,868
Accumulated other comprehensive income	72	10,554
Total stockholders' equity	3,893,044	3,742,944
Total liabilities, temporary equity and permanent stockholders' equity	$6,830,248	$7,070,989

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue:
Software	$224,747	$143,751
Maintenance	755,578	626,294
Professional services	319,165	176,891
Hardware	6,475	19,312
Total revenue	1,305,965	966,248

Cost of revenue:
Software	66,345	60,050
Maintenance	186,550	117,599
Professional services	80,710	55,926
Hardware	5,790	16,928
Total cost of revenue	339,395	250,503

Gross profit	966,570	715,745

Operating expenses:
Sales and marketing	81,935	105,910
General and administrative	398,117	310,539
Amortization	175,468	189,748
Depreciation	45,257	51,107
Total operating expenses	700,777	657,304

Operating income	265,793	58,441

Other income (expense):
Investment income	7,576	4,232
Loss on sales of marketable securities	-	(15)
Interest expense	(54,072)	(71,618)
Total other expense	(46,496)	(67,401)

Income before income taxes	219,297	(8,960)

Income tax expense (benefit)	65,961	(3,046)

NET INCOME (LOSS)	$153,336	$(5,914)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(15,882)	524
Income tax expense (benefit)	(5,400)	178
Other comprehensive income (loss)	(10,482)	346

Total comprehensive income (loss)	$142,854	$(5,568)

Net income (loss) per share:
Basic and diluted	$0.02	$-

Weighted average common shares outstanding:
Basic	9,038,152	9,038,152
Diluted	9,119,970	9,038,152

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$153,336	$(5,914)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of software costs	175,468	189,748
Non-cash interest expense	26,452	33,230
Depreciation	45,257	51,107
Loss on sale of marketable securities	-	15
Stock compensation expense	7,246	3,764
Deferred income tax expense	(791)	(3,046)
Changes in operating assets and liabilities:
Accounts receivable	246,884	118,121
Prepaid expenses and other current assets	5,044	2,182
Accounts payable	78,728	(65,579)
Accrued expenses	(16,031)	(30,760)
Federal income taxes payable	(95,633)	-
Deferred revenue	(146,742)	(14,124)
Other long-term liabilities	(2,642)	(2,642)
Net cash provided by operating activities	476,576	276,102

Cash flows from investing activities
Software development costs capitalized	(205,612)	(243,037)
Purchases of property and equipment	(36,848)	(15,930)
Purchases of marketable securities	(1,072)	(501,048)
Proceeds from sale of marketable securities	-	525,000
Net cash used in investing activities	(243,532)	(235,015)

Cash flows from financing activities
Principal payments on line-of-credit	(145,067)	-
Principal payments on capital lease obligations	(6,477)	(13,643)
Principal payments on long-term debt	(23,825)	(39,792)
Principal payments on note payable-stockholders	(41,175)	(27,450)
Net cash used in financing activities	(216,544)	(80,885)

Net increase (decrease) in cash and cash equivalents	16,500	(39,798)

Cash and cash equivalents at beginning of quarter	706,772	322,047

Cash and cash equivalents at end of quarter	$723,272	$282,249

Supplemental disclosure of cash paid for:
Income tax	$162,385	$-
Interest	$27,620	$37,809

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities, net of tax	$(10,482)	$346

1. Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim statements pursuant to such SEC rules and regulations. The interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-KSB filed with the SEC. Interim results are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the interim unaudited financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

2. Recent Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 were first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value. The Company's marketable securities are included in level 1 of the fair value hierarchy contained in SFAS No. 157. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”) . The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective beginning in fiscal year 2008. The Company has adopted SFAS 159, but has not elected to report unrealized gains and losses of eligible items in earnings under the fair value option. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s balance sheets, statements of operations and cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants, as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on the Company’s balance sheets, statements of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

3. Long-term Debt

Long-term Debt to Financial Institution

On August 16, 2006, the Company entered into a Bank Loan Agreement (“Loan Agreement”) with a financial institution to provide a promissory note term credit facility (“Term Loan”) for $476,500.

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

As consideration for providing this guaranty, the Company issued common stock options to purchase 451,000 shares of common stock of the Company to Mr. Shreve at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option-pricing model was determined to be $171,018 and was recorded as debt issuance costs included in other assets in the accompanying balance sheets, and will be amortized as interest expense over the life of the loan. Interest expense of $11,677 and $14,596 was recorded in the Company’s statements of operations for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company was in compliance with the financial covenants required by the Loan Agreement with the financial institution and the Stockholders’ Loan Agreement. The Loan Agreement with the financial institution and the Stockholders’ Loan Agreement were amended effective March 31, 2008. The amended loan agreements have been included as Exhibit 10.1. The Company received a waiver of the requirements in prior periods and, as expected, has been able to comply with the financial covenants as additional profits have been recorded.

Note Payable-Stockholders

On August 16, 2006, the Company entered into a loan agreement (“Stockholders’ Loan Agreement”) and promissory note with two stockholders to provide a promissory note for $823,500. The stockholders own approximately 27.1% and 26.6% of the outstanding common stock of the Company.

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

As consideration for providing the loan agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option-pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan. Interest expense of $14,214 and $17,768 was recorded in the Company’s statements of operations for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company was in compliance with the financial covenants required by the Loan Agreement with the financial institution and the Stockholders’ Loan Agreement. The Loan Agreement with the financial institution and the Stockholders’ Loan Agreement were amended effective March 31, 2008. The amended loan agreements have been included as Exhibit 10.2. The Company received a waiver of the requirements in prior periods and, as expected, has been able to comply with the financial covenants as additional profits have been recorded.

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

Interest expense related to the convertible notes payable of $2,831 and $2,800 was recorded in the Company’s statements of operations for the three months ended March 31, 2008 and 2007, respectively.

4. Temporary Equity

On August 18, 2006, the Company issued 200,000 shares of its common stock to the sellers of Questa, in connection with the execution of a Stock Purchase Agreement to acquire Questa. The Company entered into a Stock Buyback Agreement with the sellers on August 18, 2006. Pursuant to the Stock Buyback Agreement, the Company granted the sellers the right and option to sell to the Company all or any portion of the shares on the first business day five years from the closing date of the acquisition at a price of $1.00 per share. The shares were valued at $0.505 per share in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, and because of the potential obligation to repurchase the shares on August 18, 2011, the shares were recorded as temporary equity in accordance with EITF Topic No. 98, Classification and Measurement of Redeemable Securities.

5. Stock Option Plans

As of March 31, 2008, there were 1,242,477 options outstanding and 1,257,523 available for grant. The 1,257,523 options are available for grant to employees, non-Director consultants, advisors, and the Company’s Directors.

For the three months ended March 31, 2008 and 2007, the total share-based expense was recorded to the following line items of the Company’s statements of operations.

	March 31,
	2008	2007
Operating expenses:
General and administrative (employee related options)	$7,246	$3,764
Other income (expense):
Interest expense	25,891	32,364
Share-based expense before taxes	33,137	36,128
Related income tax benefits	(11,266)	(12,284)
Share-based expense, net of taxes	$21,871	$23,844

There were no stock options exercised for the three months ended March 31, 2008 and 2007; therefore, no excess tax benefits were recorded.

As of March 31, 2008, there was $13,957 of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately five months.

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,258,477	$0.528
Options granted	-	-
Options exercised	-	-
Options forfeited	(16,000)	$0.505
Options outstanding at March 31, 2008	1,242,477	$0.529	5.78	$66,165
Options exercisable at March 31, 2008	1,174,810	$0.530	5.63	$62,443

At March 31, 2008, the Company had 1,203,000 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options was $66,165.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion in conjunction with our financial statements and related notes. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements about our gross margins and operating costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document, “Risk Factors and Other Trends and Uncertainties Affecting Future Operations” set forth in our 2007 Annual Report on Form 10-KSB and other documents we file from time to time with the SEC.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue:

	March 31,		Change
	2008	2007	Amount%

Software	$224,747	$143,751	$80,996	56.3
Maintenance	755,578	626,294	129,284	20.6
Professional services	319,165	176,891	142,274	80.4
Hardware	6,475	19,312	(12,837)	(66.5)
Total revenue	$1,305,965	$966,248	$339,717	35.2

Revenue for the quarter ended March 31, 2008 increased 35.2% to $1,305,965 compared with revenue of $966,248 for the quarter ended March 31, 2007. Revenue was affected by a strong increases in professional services, maintenance and software sales.

Software:

•	Revenue from software sales for the quarter ended March 31, 2008 increased 56.3% to $224,747 compared with $143,751 from the quarter ended March 31, 2007.
•	The increase in software sales was primarily due to increases in sales of Integra, iSynergy, and Petroware products of $30,147, $26,250 and $18,000, respectively.

Maintenance:

•	Maintenance revenue for the quarter ended March 31, 2008 increased 20.6% to $755,578 compared with $626,294 in 2007.
•
Maintenance revenue was impacted primarily by increases in Petroware ASP and the Integra products of $55,772 and $48,609, respectively, and by increases of $13,546 and $10,853 for AS400 maintenance and AS400 ASP, respectively.

•
The increase in maintenance revenue primarily related to Petroware ASP and Integra sales during the first quarter of 2007 and an increase in maintenance prices at the beginning of the third quarter of 2007.

Professional services:

•	Professional service revenue for the quarter ended March 31, 2008 increased 80.4% to $319,165 compared with $176,891 for the quarter ended March 31, 2007.
•
The increase in professional services revenue of $142,274 included $87,710 for website design, data conversion and custom programming related to a large sale made to a customer during the fourth quarter of 2007.

•	The increase in professional services of $142,274 also included $15,898 in custom programming, $16,275 related to iSynergy implementation services, and $13,945 for training.

Hardware:

•
Hardware sales for the quarter ended March 31, 2008 decreased $12,837 to $6,475 from $19,312 for the quarter ended March 31, 2007. Hardware sales for the quarters ended March 31, 2008 and 2007 were insignificant. The third and fourth quarters of our fiscal year are usually when hardware sales are highest. Hardware sales can be very large in relation to overall sales of the Company and can impact our net income positively, but the Company’s profitability is not dependent on hardware sales.

Cost of Revenue:

	March 31,		Change
	2008	2007	Amount%

Software	$66,345	$60,050	$6,295	10.5
Maintenance	186,550	117,599	68,951	58.6
Professional services	80,710	55,926	24,784	44.3
Hardware	5,790	16,928	(11,138)	(65.8)
Total cost of revenue	$339,395	$250,503	$88,892	35.5

Cost of revenue for the quarter ended March 31, 2008 increased 35.5% to $339,395 compared with $250,503 in 2007. Cost of revenue as a percentage of total revenue remained stable at 26.0% compared to 25.9% for the quarter ended March 31, 2007. Cost of revenue was primarily affected by increases in cost of maintenance and professional services which were directly related to the respective increases in maintenance revenue and professional services.

Software:

•	Cost of software sales for the quarter ended March 31, 2008 increased 10.5% to $66,345 compared with $60,050 for the quarter ended March 31, 2007.
•	Cost of software as a percentage of the related revenue decreased to 29.5% for the quarter ended March 31, 2008 from 41.8% in 2007.
•
Cost of software sales increased $44,636 as a result of the iSynergy sales (which is purchased from a vendor) during the first quarter of 2008. The increase was offset by lower commission costs of $41,038. Commission costs were higher during the first quarter of 2007 because of strong Petroware ASP and Integra sales. Commission costs related to ASP sales have been reclassified to cost of maintenance.

Maintenance:

•	Cost of maintenance revenue for the quarter ended March 31, 2008 increased 58.6% to $186,550 compared with $117,599 in 2007.
•	Cost of maintenance as a percentage of the related revenue increased to 24.7% for the quarter ended March 31, 2008 compared with 18.8% in 2007.
•
The increase in cost of maintenance revenue of $68,951 included $23,090 in commission costs related to ASP sales that was included in cost of software in prior periods and an increase in salaries allocated to cost of maintenance of $41,891.

Professional services:

•	Cost of professional services for the quarter ended March 31, 2008 increased 44.3% to $80,710 compared with $55,926 in 2007.
•	Cost of professional services as a percentage of the related revenue decreased to 25.3% for the quarter ended March 31, 2008 compared with 31.6% in 2007.
•
The increase of $24,784 in cost of professional services was due to commission costs of $26,819 and $14,135 paid to a consulting firm for website development. These additional costs were offset by lower salaries allocated to cost of professional services of $16,597.

Hardware:

•	Cost of hardware sales for the quarter ended March 31, 2008 decreased to $5,790 compared with $16,928 in 2007. Cost of hardware sales was directly related to the decrease in hardware sales.

Operating Expenses:

	March 31,		Change
	2008	2007	Amount%

Sales and marketing	$81,935	$105,910	$(23,975)	(22.6)
General and administrative	398,117	310,539	87,578	28.2
Amortization	175,468	189,748	(14,280)	(7.5)
Depreciation	45,257	51,107	(5,850)	(11.4)
Total operating expenses	$700,777	$657,304	$43,473	6.6

Sales and Marketing:

•	Sales and marketing expenses for the quarter ended March 31, 2008 decreased 22.6% to $81,935 compared with $105,910 in 2007.
•	Sales and marketing expenses as a percentage of total revenues decreased to 6.3% for the quarter ended March 31, 2008 compared with 11.0% for 2007.
•
The decrease in sales and marketing for the quarter ended March 31, 2008 is due to efficiencies that have been created by the consolidation of our marketing efforts subsequent to our acquisition of Questa.

General and administrative:

•	General and administrative expenses for the quarter ended March 31, 2008 increased 28.2% to $398,117 compared with $310,539 in 2007.
•
General and administrative expenses as a percentage of total revenue decreased to 30.5% for the quarter ended March 31, 2008, compared with 32.1% in 2007. The decrease in the percentage of general and administrative expenses as a percentage of total revenue is related to higher overall total revenue.

•
The increase in general and administrative expense of $87,578 was due to an increase in salaries of $44,545 and an increase of $41,960 due to recognition of annual auditing costs during the quarter ended March 31, 2008. Annual auditing costs for the year ended December 31, 2006 were recognized during the second quarter of 2007 when the audit was completed.

Amortization:

•	Amortization expense decreased 7.5% to $175,468 for the quarter ended March 31, 2008 from $189,748 in 2007.
•
Amortization expense as a percentage of total revenue decreased to 13.4% for the quarter ended March 31, 2008 compared with 19.6% in 2007. The decrease in the percentage of amortization expense is attributable to higher overall revenues.

Depreciation:

•	Depreciation expense decreased 11.4% to $45,257 for the quarter ended March 31, 2008 from $51,107 in 2007.
•
Depreciation expense as a percentage of total revenue decreased to 3.5% for the quarter ended March 31, 2008 compared with 5.3% in 2007. The decrease in the percentage of depreciation expense is attributable to higher overall revenues.

Other Income (Expense):

	March 31,		Change
	2008	2007	Amount%

Investment income	$7,576	$4,232	$3,344	79.0
Loss on sales of marketable securities	-	(15)	15	(100.0)
Interest expense	(54,072)	(71,618)	17,546	(24.5)
Total other expense	$(46,496)	$(67,401)	$20,905	(31.0)

Investment Income:

•	Investment income increased to $7,576 for the quarter ended March 31, 2008 from $4,232 because of higher invested balances during the quarter.

Interest Expense:

Interest expense for the quarter ended March 31, 2008 was as follows:

	Stated		Financing	Total
	Interest on	Discount	Cost	Interest
	Notes	Amortization	Amortization	Expense

Line of credit	$116	$-	$-	$116
Capital lease obligations	1,546	-	-	1,546
Long-term promissory notes	8,304	-	11,677	19,981
Notes payable-stockholders	14,823	14,214	-	29,037
Convertible notes payable-stockholders	2,831	-	-	2,831
Other	561	-	-	561
Total interest expense	$28,181	$14,214	$11,677	$54,072

Interest expense for the quarter ended March 31, 2007 was as follows:

	Stated		Financing	Total
	Interest on	Discount	Cost	Interest
	Notes	Amortization	Amortization	Expense

Line of credit	$3,264	$-	$-	$3,264
Capital lease obligations	2,093	-	-	2,093
Long-term promissory notes	10,686	-	14,596	25,282
Notes payable-stockholders	18,426	17,768	-	36,194
Convertible notes payable-stockholders	2,800	-	-	2,800
Other	1,985	-	-	1,985
Total interest expense	$39,254	$17,768	$14,596	$71,618

Provision for Income Taxes:

For the quarter ended March 31, 2008, we recorded income tax expense of $65,961 based on the pretax income of $219,297 using an effective tax rate of 30%, which is our anticipated effective tax rate for the fiscal year 2008. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities at March 31, 2008 were $1,085,315 compared with $653,919 at March 31, 2007. Cash and cash equivalents and marketable securities at December 31, 2007 were $1,083,625. Cash flows for the three months ended March 31, 2008 were impacted positively by cash we collected from software sales, recurring maintenance agreements, and professional services. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on the line-of-credit, capital lease obligations, long-term debt, and long-term debt-stockholders.

Cash flows from Operating Activities:

Cash flows from operating activities represent the most significant source of funding for operations. Operating activities provided cash flows of $476,576 and $276,102 for the three months ended March 31, 2008 and 2007, respectively.

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

Cash Flows from Investing Activities:

Net cash used in investing activities for the three month period ended March 31, 2008 of $243,532 consisted of capitalized software development costs of $205,612 and purchases of computer equipment of $36,848.

Net cash used in investing activities for the three month period ended March 31, 2007 of $235,015 included $243,037 in capitalized software development costs, purchases of computer equipment of $15,930, and net marketable securities sold of $23,952.

Cash Flows from Financing Activities:

Net cash used in financing activities for the three month period ended March 31, 2008 of $216,544 was applied to the line-of-credit for $145,067, principal payments on capital lease obligations, long-term debt, and note payable-stockholders of $6,477, $23,825, and $41,175, respectively.

Net cash used in financing activities for the three months ended March 31, 2007 of $80,885 was applied to principal payments on capital lease obligations, long-term debt, and long term debt-stockholders for $13,643, $39,792, and $27,450, respectively.

Working Capital:

At March 31, 2008, we had working capital of $204,955 which is an increase from a working capital position of $126,743 at December 31, 2007. The increase in working capital is attributable primarily to higher cash provided by operating activities of $476,576 due to net income for the three months ended March 31, 2008 of $153,336. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for at least the next twelve months.

Item 4T. Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification pursuant to Sarbanes-Oxley Act.
32.1	Section 906 Certification pursuant to Sarbanes-Oxley Act
10.1	Amendment to Loan and Security Agreement
10.2	Amendment to Loan and Security Agreement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008	AVATAR SYSTEMS, INC.

	By:	/s/ ROBERT C. SHREVE
Robert C. Shreve Chief Executive Officer Chief Financial Officer