Form 10-Q
period 2008-06-30
AVATAR SYSTEMS INC
filed 2008-08-14
CIK 707063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock, $.001 par value	9,038,152

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avatar Systems, Inc.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$581,549	$706,772
Marketable securities	361,468	376,853
Accounts receivable	266,669	518,376
Prepaid expenses and other current assets	43,790	39,421
Deferred income taxes	719	-
Total current assets	1,254,195	1,641,422

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $762,233, and $695,626, respectively	336,181	330,925
PURCHASED SOFTWARE, net of accumulated amortization of $1,448,080 and $1,295,101, respectively	1,555,283	1,708,262
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $2,434,214 and $2,236,256, respectively	3,499,489	3,273,894

OTHER ASSETS, net	92,786	116,486
Total assets	$6,737,934	$7,070,989

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$131,327	$200,637
Accrued expenses	169,126	203,101
Line-of-credit	-	145,067
Federal income taxes payable	99,418	162,385
Current maturities of capital lease obligations	17,193	21,016
Current maturities of long-term debt	95,300	95,300
Current maturities of notes payable-stockholders	120,281	113,174
Deferred revenue	407,235	568,562
Deferred income taxes	-	5,437
Total current liabilities	1,039,880	1,514,679

DEFERRED INCOME TAXES	579,909	569,035

OTHER LONG-TERM LIABILITIES	78,388	82,792

LONG-TERM DEBT
Long-term capital lease obligations	15,879	23,723
Long-term debt	254,936	302,586
Note payable-stockholders'	392,313	454,230
Convertible notes payable-stockholders'	280,000	280,000
Total long-term debt	943,128	1,060,539
Total liabilities	2,641,305	3,227,045

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock, subject to put rights, 200,000 shares issued and outstanding	101,000	101,000

PERMANENT STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,838,152 shares issued and outstanding	8,838	8,838
Paid-in capital	2,253,176	2,238,684
Retained earnings	1,735,010	1,484,868
Accumulated other comprehensive income (loss)	(1,395)	10,554
Total stockholders' equity	3,995,629	3,742,944
Total liabilities, temporary equity and permanent stockholders' equity	$6,737,934	$7,070,989

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Software	$119,990	$170,924	$341,544	$314,675
Maintenance	753,097	651,099	1,511,868	1,277,393
Professional services	247,881	148,752	567,046	325,643
Hardware	33,840	2,648	40,315	21,961
Total revenue	1,154,808	973,423	2,460,773	1,939,672

Cost of revenue:
Software	11,007	42,201	77,352	102,252
Maintenance	146,155	111,909	332,706	229,508
Professional services	137,246	53,867	217,956	109,793
Hardware	38,493	1,990	44,283	18,918
Total cost of revenue	332,901	209,967	672,297	460,471

Gross profit	821,907	763,456	1,788,476	1,479,201

Operating expenses:
Sales and marketing	56,624	120,347	138,559	226,258
General and administrative	360,810	313,715	758,927	624,253
Amortization	175,468	189,747	350,937	379,495
Depreciation	41,020	51,107	86,277	102,214
Total operating expenses	633,922	674,916	1,334,700	1,332,220

Operating income	187,985	88,540	453,776	146,981

Other income (expense):
Investment income	4,160	4,231	11,736	8,463
Loss on sales of marketable securities	-		-	(15)
Interest expense	(51,007)	(69,329)	(105,078)	(140,947)
Total other expense	(46,847)	(65,098)	(93,342)	(132,499)

Income before income taxes	141,138	23,442	360,434	14,482

Income tax expense	44,331	7,970	110,292	4,924

NET INCOME	$96,807	$15,472	$250,142	$9,558

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(2,222)	3,998	(18,105)	4,521
Income tax expense (benefit)	(755)	1,359	(6,156)	1,537
Other comprehensive income (loss)	(1,467)	2,639	(11,949)	2,984

Total comprehensive income	$95,340	$18,111	$238,193	$12,542

Net income per share:
Basic and diluted	$0.01	$0.00	$0.03	$0.00

Weighted average common shares outstanding:
Basic	9,038,152	9,038,152	9,038,152	9,038,152
Diluted	9,038,152	9,822,866	9,079,061	9,799,247

See accompanying notes to financial statements.

Avatar Systems, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2008	2007

Cash flows from operating activities
Net income	$250,142	$9,558
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software costs	350,937	379,495
Non-cash interest expense	51,240	64,663
Depreciation	86,277	102,214
Loss on sale of marketable securities	-	(15)
Stock compensation expense	14,492	7,528
Deferred income tax expense	10,874	4,924
Changes in operating assets and liabilities:
Accounts receivable	251,707	184,998
Prepaid expenses and other current assets	(4,369)	(3,068)
Accounts payable	(69,310)	(50,787)
Accrued expenses	(33,975)	(27,901)
Federal income taxes payable	(62,967)	-
Deferred revenue	(161,327)	(3,675)
Other long-term liabilities	(4,404)	(5,285)
Net cash provided by operating activities	679,317	662,649

Cash flows from investing activities
Software development costs capitalized	(423,553)	(478,538)
Purchases of property and equipment	(91,533)	(25,973)
Purchases of marketable securities	(2,720)	(502,557)
Proceeds from sale of marketable securities	-	525,000
Net cash used in investing activities	(517,806)	(482,068)

Cash flows from financing activities
Principal payments on line-of-credit	(145,067)	-
Principal payments on capital lease obligations	(11,667)	(21,974)
Principal payments on long-term debt	(47,650)	(60,277)
Principal payments on note payable-stockholders'	(82,350)	(68,625)
Net cash used in financing activities	(286,734)	(150,876)

Net increase (decrease) in cash and cash equivalents	(125,223)	29,705

Cash and cash equivalents at beginning of period	706,772	322,047

Cash and cash equivalents at end of period	$581,549	$351,752

Supplemental disclosure of cash paid for:
Income taxes	$162,385	$-
Interest	$53,838	$76,285

Supplemental disclosure of noncash investing activities:
Change in unrealized gain (loss) on marketable securities, net of tax	$(11,949)	$2,984

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

The Term Loan is payable in 53 monthly principal payments of $7,942 beginning on March 5, 2007 and a final payment of the outstanding principal balance on August 5, 2011. Interest on the outstanding principal balance of the Term Loan is payable monthly beginning September 5, 2006, with a final payment on the maturity date. The Term Loan bears interest at the greater of the prime rate plus three quarters of one percent (0.75%), or nine percent (9.0%).

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

In connection with the Loan Agreement, Robert C. Shreve, Jr., the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, provided a guaranty in favor of the financial institution, pursuant to which Mr. Shreve guaranteed up to $676,500 of the Company’s obligations under the Term Loan.

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

Note Payable-Stockholders’

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

The promissory note is collateralized by substantially all of the Company’s assets and is subordinated to the Term Loan from the financial institution. The stockholders’ note payable may be prepaid or terminated at the Company's option at anytime without penalty. The Stockholder’s Loan Agreement contains certain financial covenants and customary default provisions (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the agreement; and default on any debt in excess of $500,000.

As consideration for providing the Stockholders’ Loan Agreement and the promissory note, the Company issued common stock options to purchase 274,500 shares of common stock of the Company to the each of the stockholders at an exercise price of $0.505 per share. The options were fully vested on the date of issuance. The value of the options, using the Black-Scholes option-pricing model was determined to be $208,179 and was recorded as a discount to the related debt and will be amortized as interest expense over the life of the loan.

Convertible Notes Payable-Stockholders’

On August 18, 2006, as partial consideration for the acquisition, the Company issued convertible promissory notes to the sellers of Questa (the “Seller Promissory Notes”) in the amounts of $120,000 and $160,000. Accrued and unpaid interest on the Seller Promissory Notes is payable for a period of five years following the date of the note in twenty quarterly installments commencing on June 30, 2007 and continuing on the last day of each third calendar month. Thereafter, principal and accrued interest on the notes is payable in twelve equal quarterly installments commencing on the fifth anniversary of the notes, and continuing thereafter on the last day of each third calendar month, with the final installment of the unpaid principal balance and all accrued and unpaid interest due eight years from the date of the notes.

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

5. Stock Option Plans

As of June 30, 2008, there were 1,218,477 options outstanding and 1,281,523 available for grant. The 1,281,523 options are available for grant to employees, non-Director consultants, advisors, and the Company’s Directors.

For the three and six months ended June 30, 2008 and 2007, the total share-based expense was recorded to the following line items of the Company’s statements of operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating expenses:
General and administrative (employee related options)	$7,246	$3,764	$14,492	$7,528
Other income (expense):
Interest expense	24,273	30,566	50,164	62,930
Share-based expense before taxes	31,519	34,330	64,656	70,458
Related income tax benefits	(10,716)	(11,672)	(21,983)	(23,956)
Share-based expense, net of taxes	$20,803	$22,658	$42,673	$46,502

There were no stock options exercised for the three and six months ended June 30, 2008 and 2007; therefore, no excess tax benefits were recorded.

As of June 30, 2008, there was $4,778 of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately two months.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,258,477	$0.528
Options granted	-	-
Options exercised	-	-
Options forfeited	(40,000)	$0.580
Options outstanding at June 30, 2008	1,218,477	$0.527	5.50	$-
Options exercisable at June 30, 2008	1,157,477	$0.528	5.36	$-

There were no stock options outstanding at June 30, 2008 in which the exercise price was lower than the market value of the Company’s common stock.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue:

	June 30,		Change
	2008	2007	Amount	%

Software	$119,990	$170,924	$(50,934)	(29.8)
Maintenance	753,097	651,099	101,998	15.7
Professional services	247,881	148,752	99,129	66.6
Hardware	33,840	2,648	31,192	1,177.9
Total revenue	$1,154,808	$973,423	$181,385	18.6

Revenue for the quarter ended June 30, 2008 increased 18.6% to $1,154,808 compared with revenue of $973,423 for the quarter ended June 30, 2007. Revenue was affected by increases in professional services, maintenance and hardware offset by a decrease in software sales.

Software:

•	Revenue from software sales for the quarter ended June 30, 2008 decreased 29.8% to $119,990 compared with $170,924 from the quarter ended June 30, 2007.
•
The decrease in software sales was primarily related to a decrease in sales of our Integra products of $43,750. Sales of Integra products were very strong during the second quarter of 2007 as a result of a new version release.

Maintenance:

•	Maintenance revenue for the quarter ended June 30, 2008 increased 15.7% to $753,097 compared with $651,099 in 2007.
•	Maintenance revenue was impacted primarily by increases in Integra and Petroware ASP products of $44,947 and $28,885, respectively.
•
The increase in maintenance revenue was primarily related to Petroware ASP and Integra sales during the first quarter of 2007 and an increase in maintenance prices at the beginning of the third quarter of 2007.

Professional services:

•	Professional services revenue for the quarter ended June 30, 2008 increased 66.6% to $247,881 compared with $148,752 for the quarter ended June 30, 2007.
•
The increase in professional services revenue included $119,599 for website design, data conversion and custom programming related to a large sale made to a customer during the fourth quarter of 2007. The increase of $119,599 was offset by a decrease of $15,248 in training for Petroware.

Hardware:

•
Hardware sales for the quarter ended June 30, 2008 increased $31,192 to $33,840. Hardware sales for the quarters ended June 30, 2008 and 2007 were insignificant. The third and fourth quarters of the Company’s fiscal year are usually when hardware sales are highest. Hardware sales can be very large in relation to overall sales of the Company and can impact net income positively, but the Company’s profitability is not dependent on hardware sales.

Cost of Revenue:

	June 30,		Change
	2008	2007	Amount	%

Software	$11,007	$42,201	$(31,194)	(73.9)
Maintenance	146,155	111,909	34,246	30.6
Professional services	137,246	53,867	83,379	154.8
Hardware	38,493	1,990	36,503	1,834.3
Total cost of revenue	$332,901	$209,967	$122,934	58.5

Cost of revenue for the quarter ended June 30, 2008 increased 58.5% to $332,901 compared with $209,967 in 2007. Cost of revenue as a percentage of total revenue increased to 28.8% compared to 21.6% for the quarter ended June 30, 2007. Cost of revenue was primarily affected by increases in cost of maintenance and professional services which were directly related to the respective increases in maintenance revenue and professional services.

Software:

•	Cost of software sales for the quarter ended June 30, 2008 decreased 73.9% to $11,007 compared with $42,201 for the quarter ended June 30, 2007.
•	Cost of software as a percentage of the related revenue decreased to 9.2% for the quarter ended June 30, 2008 from 24.7% in 2007.
•	Cost of software sales decreased $31,194 due to lower commissions of $15,889 related to lower software sales and lower software costs that we purchase from outside vendors of $13,802.

Maintenance:

•	Cost of maintenance revenue for the quarter ended June 30, 2008 increased 30.6% to $146,155 compared with $111,909 in 2007.
•	Cost of maintenance as a percentage of the related revenue increased to 19.4% for the quarter ended June 30, 2008 compared with 17.2% in 2007.
•
The increase in cost of maintenance revenue of $34,246 was related to an increase in salaries allocated to cost of maintenance of $41,927 and a decrease in cost of maintenance on software we purchase for resale from outside vendors of $6,444.

Professional services:

•	Cost of professional services for the quarter ended June 30, 2008 increased 154.8% to $137,246 compared with $53,867 in 2007.
•	Cost of professional services as a percentage of the related revenue increased to 55.4% for the quarter ended June 30, 2008 compared with 36.2% in 2007.
•
The increase of $83,379 in cost of professional services was due to commission costs of $22,963, $27,880 paid to a consulting firm for website development, and higher salaries allocated to cost of professional services of $31,371.

Hardware:

•	Cost of hardware sales for the quarter ended June 30, 2008 increased to $38,493 compared with $1,990 in 2007. Cost of hardware sales was directly related to the increase in hardware sales.

Operating Expenses:

	June 30,		Change
	2008	2007	Amount	%

Sales and marketing	$56,624	$120,347	$(63,723)	(52.9)
General and administrative	360,810	313,715	47,095	15.0
Amortization	175,468	189,747	(14,279)	(7.5)
Depreciation	41,020	51,107	(10,087)	(19.7)
Total operating expenses	$633,922	$674,916	$(40,994)	(6.1)

Sales and Marketing:

•	Sales and marketing expenses for the quarter ended June 30, 2008 decreased 52.9% to $56,624 compared with $120,347 in 2007.
•	Sales and marketing expenses as a percentage of total revenues decreased to 4.9% for the quarter ended June 30, 2008 compared with 12.4% for 2007.
•
The decrease in sales and marketing for the quarter ended June 30, 2008 is due to lower salaries allocated of $29,822, a decrease in travel expenses of $22,177 and a decrease in trade show costs of $10,000.

General and administrative:

•	General and administrative expenses for the quarter ended June 30, 2008 increased 15.0% to $360,810 compared with $313,375 in 2007.
•	General and administrative expenses as a percentage of total revenue decreased slightly to 31.2% for the quarter ended June 30, 2008, compared with 32.2% in 2007.
•	The increase in general and administrative expense of $47,095 was related primarily to salaries.

Amortization:

•	Amortization expense decreased 7.5% to $175,468 for the quarter ended June 30, 2008 from $189,747 in 2007.
•
Amortization expense as a percentage of total revenue decreased to 15.2% for the quarter ended June 30, 2008 compared with 19.5% in 2007. The decrease in the percentage of amortization expense is attributable primarily to higher overall revenues.

Depreciation:

•	Depreciation expense decreased 19.7% to $41,020 for the quarter ended June 30, 2008 from $51,107 in 2007.
•	Depreciation expense as a percentage of total revenue decreased to 3.6% for the quarter ended June 30, 2008 compared with 5.3% in 2007.

Other Income (Expense):

	June 30,		Change
	2008	2007	Amount	%

Investment income	$4,160	$4,231	$(71)	(1.7)
Interest expense	(51,007)	(69,329)	18,322	(26.4)
Total other expense	$(46,847)	$(65,098)	$18,251	(28.0)

Investment Income:

•	Investment income decreased to $4,160 for the quarter ended June 30, 2008 from $4,231.

Interest Expense:

Interest expense for the quarter ended June 30, 2008 was as follows:

	Stated		Financing	Total
	Interest on	Discount	Cost	Interest
	Notes	Amortization	Amortization	Expense

Capital lease obligations	$1,416	$-	$-	$1,416
Long-term promissory notes	8,075	-	10,947	19,022
Notes payable-stockholders	13,897	13,326	-	27,223
Convertible notes payable-stockholders	2,831	-	-	2,831
Other	-	-	515	515
Total interest expense	$26,219	$13,326	$11,462	$51,007

Interest expense for the quarter ended June 30, 2007 was as follows:

	Stated		Financing	Total
	Interest on	Discount	Cost	Interest
	Notes	Amortization	Amortization	Expense

Line of credit	$3,300	$-	$-	$3,300
Capital lease obligations	3,600	-	-	3,600
Long-term promissory notes	10,460	-	13,785	24,245
Notes payable-stockholders	17,705	16,781	-	34,486
Convertible notes payable-stockholders	2,831	-	-	2,831
Other	-	-	867	867
Total interest expense	$37,896	$16,781	$14,652	$69,329

Provision for Income Taxes:

For the quarter ended June 30, 2008, we recorded income tax expense of $44,331 based on income of $141,138 using an effective tax rate of 31%, which is our anticipated effective tax rate for the fiscal year 2008. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue:

	June 30,		Change
	2008	2007	Amount	%

Software	$341,544	$314,675	$26,869	8.5
Maintenance	1,511,868	1,277,393	234,475	18.4
Professional services	567,046	325,643	241,403	74.1
Hardware	40,315	21,961	18,354	83.6
Total revenue	$2,460,773	$1,939,672	$521,101	26.9

Revenue for the six months ended June 30, 2008 increased 26.9% to $2,460,773 compared with revenue of $1,939,672 for the six months ended June 30, 2007. Revenue was affected by a strong increase in professional services and an increase in maintenance revenue.

Software:

•	Revenue from software sales for the six months ended June 30, 2008 increased 8.5% to $341,544 compared with $314,675 from the period ended June 30, 2007.
•
The increase in software sales was primarily due to increases in sales of Petroware and iSynergy of $35,500 and $24,761, respectively, offset by a decrease in Integra upgrades of $23,293 and a decrease in sales of our database components of $4,365.

Maintenance:

•	Maintenance revenue for the six months ended June 30, 2008 increased 18.4% to $1,511,868 compared with $1,277,393 in 2007.
•	Maintenance revenue was impacted by increases in Petroware ASP, Integra, AS400, and AS400 ASP of $100,486, $93,557, $21,993, and $18,557, respectively.
•
The increase in maintenance revenue is primarily related to strong Petroware ASP and Integra sales during the first quarter of 2007 and an increase in maintenance prices at the beginning of the third quarter of 2007.

Professional services:

•	Professional services revenue for the six months ended June 30, 2008 increased 74.1% to $567,046 compared with $325,643 for the same period last year.
•
The increase in professional services revenue of $241,403 included $219,464 for website design, data conversion and custom programming related to a large sale made to a customer during the fourth quarter of 2007.

Hardware:

•
Hardware sales for the six months ended June 30, 2008 increased $18,354 to $40,315 from $21,961 for the same period last year. Hardware sales for the first and second quarters of June 30, 2008 and 2007 were insignificant. The third and fourth quarters of our fiscal year are usually when hardware sales are highest. Hardware sales can be very large in relation to overall sales of the Company and can impact our net income positively, but the Company’s profitability is not dependent on hardware sales.

Cost of Revenue:

	June 30,		Change
	2008	2007	Amount	%

Software	$77,352	$102,252	$(24,900)	(24.4)
Maintenance	332,706	229,508	103,198	45.0
Professional services	217,956	109,793	108,163	98.5
Hardware	44,283	18,918	25,365	134.1
Total cost of revenue	$672,297	$460,471	$211,826	46.0

Cost of revenue for the six months ended June 30, 2008 increased 46.0% to $672,297 compared with $460,471 in 2007. Cost of revenue as a percentage of total revenue increased to 27.3% compared to 23.7% for the six months ended June 30, 2007. Cost of revenue was primarily affected by increases in cost of maintenance and professional services which were directly related to the respective increases in maintenance and professional services revenue.

Software:

•	Cost of software sales for the six months ended June 30, 2008 decreased 24.4% to $77,352 compared with $102,252 for the six months ended June 30, 2007.
•	Cost of software as a percentage of the related revenue decreased to 22.6% for the six months ended June 30, 2008 from 32.5% in 2007.
•
Cost of software sales decreased $24,900 as a result of a decrease in commission costs of $55,073 and a decrease in cost of sales of database products of $10,314. Those decreases were offset by an increase in the cost of iSynergy sales (which is purchased from a vendor) of $39,761.

Maintenance:

•	Cost of maintenance revenue for the six months ended June 30, 2008 increased 45.0% to $332,706 compared with $229,508 in 2007.
•	Cost of maintenance as a percentage of the related revenue increased to 22.0% for the six months ended June 30, 2008 compared with 18.0% in 2007.
•
The increase in cost of maintenance revenue of $103,198 included an increase in salaries allocated of $89,646, commission costs of $17,242, software maintenance that was pay to outside vendors of $16,788, offset by a decrease in our cost of database products of $24,480.

Professional services:

•	Cost of professional services for the six months ended June 30, 2008 increased 98.5% to $217,956 compared with $109,793 in 2007.
•	Cost of professional services as a percentage of the related revenue increased to 38.4% for the six months ended June 30, 2008 compared with 33.7% in 2007.
•
The increase of $108,163 in cost of professional services was due to commission costs of $49,782, $42,015 paid to a consulting firm for website development and by salaries allocated to cost of professional services of $18,524.

Hardware:

•	Cost of hardware sales for the six months ended June 30, 2008 increased to $44,283 compared with $18,918 in 2007. Cost of hardware sales was directly related to the increase in hardware sales.

Operating Expenses:

	June 30,		Change
	2008	2007	Amount	%

Sales and marketing	$138,559	$226,258	$(87,699)	(38.8)
General and administrative	758,927	624,253	134,674	21.6
Amortization	350,937	379,495	(28,558)	(7.5)
Depreciation	86,277	102,214	(15,937)	(15.6)
Total operating expenses	$1,334,700	$1,332,220	$2,480	0.2

Sales and Marketing:

•	Sales and marketing expenses for the six months ended June 30, 2008 decreased 38.8% to $138,559 compared with $226,258 in 2007.
•	Sales and marketing expenses as a percentage of total revenues decreased to 5.6% for the six months ended June 30, 2008 compared with 11.7% for 2007.
•	The decrease in sales and marketing for the six months ended June 30, 2008 is due to decreases in salaries allocated of $31,295, travel costs of $30,799 and other marketing costs of $18,599.

General and administrative:

•	General and administrative expenses for the six months ended June 30, 2008 increased 21.6% to $758,927 compared with $624,253 in 2007.
•
General and administrative expenses as a percentage of total revenue decreased to 30.8% for the six months ended June 30, 2008, compared with 32.2% in 2007. The decrease in the percentage of general and administrative expenses as a percentage of total revenue is related to higher overall total revenue.

•	The increase in general and administrative expense of $134,674 was due primarily to an increase in salaries of $93,556 and travel costs of $41,512.

Amortization:

•	Amortization expense decreased 7.5% to $350,937 for the six months ended June 30, 2008 from $379,495 in 2007.
•
Amortization expense as a percentage of total revenue decreased to 14.3% for the six months ended June 30, 2008 compared with 19.6% in 2007. The decrease in the percentage of amortization expense is attributable to higher overall revenues.

Depreciation:

•	Depreciation expense decreased 15.6% to $86,277 for the six months ended June 30, 2008 from $102,214 in 2007.
•	Depreciation expense as a percentage of total revenue decreased to 3.5% for the six months ended June 30, 2008 compared with 5.3% in 2007.

Other Income (Expense):

	June 30,		Change
	2008	2007	Amount	%

Investment income	$11,736	$8,463	$3,273	38.7
Loss on sales of marketable securities	-	(15)	15	-
Interest expense	(105,078)	(140,947)	35,869	(25.4)
Total other expense	$(93,342)	$(132,499)	$39,157	(29.6)

Investment Income:

•	Investment income increased to $11,736 for the six months ended June 30, 2008 from $8,463 because of higher invested balances.

Interest Expense:

Interest expense for the six months ended June 30, 2008 was as follows:

	Stated		Financing	Total
	Interest on	Discount	Cost	Interest
	Notes	Amortization	Amortization	Expense

Line of credit	$116	$-	$-	$116
Capital lease obligations	2,962	-	-	2,962
Long-term promissory notes	16,378	-	22,624	39,002
Notes payable-stockholders	28,720	27,540	-	56,260
Convertible notes payable-stockholders	5,662	-	-	5,662
Other	-	-	1,076	1,076
Total interest expense	$53,838	$27,540	$23,700	$105,078

Interest expense for the six months ended June 30, 2007 was as follows:

	Stated		Financing	Total
	Interest on	Discount	Cost	Interest
	Notes	Amortization	Amortization	Expense

Line of credit	$6,564	$-	$-	$6,564
Capital lease obligations	6,813	-	-	6,813
Long-term promissory notes	21,146	-	28,381	49,527
Notes payable-stockholders	36,131	34,548	-	70,679
Convertible notes payable-stockholders	5,631	-	-	5,631
Other	-	-	1,733	1,733
Total interest expense	$76,285	$34,548	$30,114	$140,947

Provision for Income Taxes:

For the six months ended June 30, 2008, we recorded income tax expense of $110,292 based on the pretax income of $360,434 using an effective tax rate of 31%, which is our anticipated effective tax rate for the fiscal year 2008. The actual effective tax rate for the entire fiscal year could vary substantially depending on actual results achieved.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities at June 30, 2008 were $943,017 compared with $728,961 at June 30, 2007. Cash and cash equivalents and marketable securities at December 31, 2007 were $1,083,625. Cash flows for the six months ended June 30, 2008 were impacted positively by cash we collected from software sales, recurring maintenance agreements, and professional services. These cash flows were offset by additions to software development costs, purchases of computer equipment, and principal payments on the line-of-credit, capital lease obligations, long-term debt, and note payable-stockholders’.

Cash flows from Operating Activities:

Cash flows from operating activities represent the most significant source of funding for operations. Operating activities provided cash flows of $679,317 and $662,649 for the six months ended June 30, 2008 and 2007, respectively.

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

Cash Flows from Investing Activities:

Net cash used in investing activities for the six month period ended June 30, 2008 of $517,806 consisted primarily of capitalized software development costs of $423,553 and purchases of computer equipment of $91,533.

Net cash used in investing activities for the six month period ended June 30, 2007 of $482,068 included $478,538 in capitalized software development costs, purchases of computer equipment of $25,973, and net marketable securities sold of $22,443.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six month period ended June 30, 2008 of $286,734 was applied to the line-of-credit for $145,067, principal payments on capital lease obligations, long-term debt, and note payable-stockholders’ of $11,667, $47,650, and $82,350 respectively.

Net cash used in financing activities for the six months ended June 30, 2007 of $150,876 was applied to principal payments on capital lease obligations, long-term debt, and note payable-stockholders’ for $21,974, $60,277, and $68,625 respectively.

Working Capital:

At June 30, 2008, we had working capital of $214,315 which is an increase from a working capital position of $126,743 at December 31, 2007. The increase in working capital is attributable primarily to higher cash provided by operating activities of $679,317 including net income for the six months ended June 30, 2008 of $250,142. We currently have no significant capital commitments other than commitments under our capital lease obligations, notes payable and operating leases.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AVATAR SYSTEMS, INC.

Dated: August 13, 2008	By:	/s/ROBERT C. SHREVE
Robert C. Shreve Chief Executive Officer Chief Financial Officer